Form 10-Q
period 2011-03-31
ETFS Precious Metals Basket Trust
filed 2011-05-13
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________ to __________

Commission File Number: 001-34917

ETFS PRECIOUS METALS BASKET
TRUST
(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ETF Securities USA LLC
48 Wall Street, 11th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

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
Yes     ☒ No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☐ No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer ☐
Non accelerated filer	☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐ No     ☒

2,500,000 Shares outstanding as of May 12, 2011

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

ETFS PRECIOUS METALS BASKET TRUST

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010

ASSETS
Investment in Bullion, at cost (1)
Gold	$97,057,840	$76,213,472
Silver	72,470,665	54,148,351
Platinum	16,289,729	12,716,653
Palladium	10,007,743	7,566,140

	195,825,977	150,644,616

Bullion receivable	4,813,115	4,378,396

Total assets	$200,639,092	$155,023,012

LIABILITIES
Fees payable to Sponsor	$113,348	$78,202

Total liabilities	$113,348	$78,202

Redeemable Shares:
Shares at redemption value to investors (2)	231,021,925	166,379,066

Shareholders’ deficit	$(30,496,181)	$(11,434,256)

Total liabilities, redeemable Shares & shareholders’ deficit	$200,639,092	$155,023,012

(1)	The market value of investment in Bullion at March 31, 2011 is $226,322,158 and at December 31, 2010, is $162,078,872. Refer to note 2.1 for a breakdown of market value per metal.
(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at March 31, 2011 were 2,400,000 and at December 31, 2010 were 1,900,000.

See Notes to the Unaudited Condensed Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Operations (Unaudited)
For the three months ended March 31, 2011

Three Months Ended March 31, 2011

REVENUES

Value of Bullion transferred to pay expenses	$245,201
Cost of Bullion transferred to pay expenses	(233,362)

Gain on Bullion transferred to pay expenses	$11,839

Gain on Bullion distributed for the redemption of Shares	$438,080

Total gain on Bullion	$449,919

EXPENSES

Sponsor’s Fee (Note 2.7)	$280,348

Total expenses	$280,348

Net gain from operations	$169,571

Net income per Share	$0.08

Weighted average number of Shares	2,115,556

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Cash Flows (Unaudited)
For the three months ended March 31, 2011

Three Months Ended March 31, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of Bullion	$—
Cash expenses paid	—

Increase in cash resulting from operations	$—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Bullion received for creation of Shares	$53,630,974

Value of Bullion distributed for redemption of Shares - at average cost	$8,216,251

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain from operations	$169,571
Adjustments to reconcile net gain to net cash provided by operating activities:
(Increase) in Bullion assets	(45,181,361)
(Increase) in Bullion receivable	(434,719)
Increase in unrealized gain on Bullion receivable	113,202
Increase in amounts payable to Sponsor	35,146
Increase / (decrease) in redeemable Shares:
Creations	53,952,490
Redemptions	(8,654,329)

Net cash provided by operating activities	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of Bullion transferred to pay expenses	$245,201

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the three months ended March 31, 2011

Three Months Ended March 31, 2011

Shareholders’ deficit - opening balance	$(11,434,256)
Net gain for the period	169,571
Adjustment of redeemable Shares to redemption value	(19,344,698)
Adjustment of Bullion receivable to market value	113,202

Shareholders’ deficit - closing balance	$(30,496,181)

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Unaudited Condensed Financial Statements

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Bullion (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of March 31, 2011 and for the period from October 18, 2010 (the “Date of Inception”) through December 31, 2010:

		March 31, 2011
	Gold	Silver	Platinum	Palladium	Total

Investment in Bullion-average cost	$97,057,840	$72,470,665	$16,289,729	$10,007,743	$195,825,977
Unrealized gain on investment in Bullion	4,173,272	25,212,645	340,604	769,660	30,496,181

Investment in Bullion-market value	$101,231,112	$97,683,310	$16,630,333	$10,777,403	$226,322,158

		December 31, 2010
	Gold	Silver	Platinum	Palladium	Total

Investment in Bullion-average cost	$76,213,472	$54,148,351	$12,716,653	$7,566,140	$150,644,616
Unrealized gain on investment in Bullion	2,001,570	8,140,827	83,937	1,207,922	11,434,256

Investment in Bullion-market value	$78,215,042	$62,289,178	$12,800,590	$8,774,062	$162,078,872

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

2.2. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three days of the trade date. As of March 31, 2011 there was $4,813,115 of Bullion receivable and $0 of Bullion payable and as of December 31, 2010 there was $4,378,396 of Bullion receivable and $0 of Bullion payable.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for March 31, 2011 and for the period from October 18, 2010 (the “Date of Inception” through December 31, 2010 are as follows:

	Three Months Ended March 31, 2011	For the period October 18, 2010* through December 31, 2010

Number of Redeemable Shares:
Opening balance	1,900,000	—
Creations	600,000	1,900,000
Redemptions	(100,000)	—

Closing balance	2,400,000	1,900,000

	Three Months Ended March 31, 2011	For the period October 18, 2010* through December 31, 2010

Redeemable Shares:
Opening balance	$166,379,066	$—
Creations	53,952,490	155,072,282
Redemptions	(8,654,329)	—
Adjustment to redemption value	19,344,698	11,306,784

Closing balance	$231,021,925	$166,379,066

Redemption value per Share at period end	$96.26	$87.57

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.4. Revenue Recognition Policy (Continued)

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Trust has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the three months ended March 31, 2011 and for the period from October 18, 2010 (the “Date of Inception”) through December 31, 2010:

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion (Continued)

	Three Months Ended March 31, 2011
	Gold	Silver	Platinum	Palladium	Total

Ounces of Bullion:
Opening balance	55,461.9	2,033,601.3	7,395.0	11,092.3	2,107,550.5
Creations (excluding Bullion receivable at March 31, 2011 - 1,496.1, 54,856.0, 199.5 and 299.2, respectively)	17,965.9	658,752.4	2,395.4	3,593.3	682,707.0
Redemptions	(2,994.3)	(109,789.8)	(399.2)	(598.9)	(113,782.2)
Transfers of Bullion	(85.3)	(3,126.8)	(11.4)	(17.0)	(3,240.5)

Closing balance	70,348.2	2,579,437.1	9,379.8	14,069.7	2,673,234.8

Investment in Bullion (lower of cost or market):
Opening balance	$76,213,472	$54,148,351	$12,716,653	$7,566,140	$150,644,616
Creations (excluding Bullion receivable at March 31, 2011 - $2,152,849, 2,077,397, 353,670 and 229,199, respectively)	25,081,589	21,395,250	4,282,273	2,871,862	53,630,974
Redemptions	(4,119,910)	(2,988,335)	(689,586)	(418,420)	(8,216,251)
Transfers of Bullion	(117,311)	(84,601)	(19,611)	(11,839)	(233,362)

Closing balance	$97,057,840	$72,470,665	$16,289,729	$10,007,743	$195,825,977

	For the period October 18, 2010* to December 31, 2010
	Gold	Silver	Platinum	Palladium	Total

Ounces of Bullion:
Opening balance	—	—	—	—	—
Creations (excluding bullion receivable at December 31, 2010 - 1,498.2, 54,935.7, 199.8 and 299.6, respectively)	55,480.2	2,034,273.9	7,397.4	11,096.0	2,108,247.5
Redemptions	—	—	—	—	—
Transfers of bullion	(18.3)	(672.6)	(2.4)	(3.7)	(697.0)

Closing balance	55,461.9	2,033,601.3	7,395.0	11,092.3	2,107,550.5

Investment in Bullion (lower of cost or market):
Opening balance	$—	$—	$—	$—	$—
Creations (excluding bullion receivable at December 31, 2010 - $2,112,900, 1,682,679, 345,795 and 237,022, respectively)	76,238,609	54,165,816	12,720,869	7,568,584	150,693,878
Redemptions	—	—	—	—	—
Transfers of bullion	(25,137)	(17,465)	(4,216)	(2,444)	(49,262)

Closing balance	$76,213,472	$54,148,351	$12,716,653	$7,566,140	$150,644,616

* Date of inception

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

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

For the three months ended March 31, 2011 the Sponsor’s Fee was $280,348. At March 31, 2011, and at December 31, 2010, the fees payable to the Sponsor were $113,348 and $78,202 respectively.

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

5. Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

6. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

ETFS PRECIOUS METALS BASKET TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The ETFS Precious Metals Basket Trust (The “Trust”) is a common law trust, formed under the laws of the state of New York on the Date of Inception. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and ETF Securities USA LLC, the Sponsor of the Trust (the “Sponsor”). The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

The Trust holds gold, silver, platinum and palladium bullion (collectively, “Bullion”) transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of Bullion. Shares are issued in Baskets in exchange for deposits of Bullion, and to distribute Bullion in connection with redemptions of Baskets. A Basket consists of 50,000 Shares. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, silver, platinum and palladium in the proportions held by the Trust, less the Trust’s expenses. The Trust holds Bullion in a ratio such that for every 0.03 ounces of gold, it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in Bullion.

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “GLTR.”

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

ETFS PRECIOUS METALS BASKET TRUST

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

All fees accruing for the day on which the valuation takes place that are computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is net asset value (“NAV”) of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

The Quarter Ended March 31, 2011

The NAV of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV grew from $166,379,066 at December 31, 2010 to $231,021,925 at March 31, 2011, a 38.85% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, silver, platinum and palladium (the “Proportionate Price”) which rose 10.09% and an increase in outstanding Shares, which rose from 1,900,000 Shares at December 31, 2010 to 2,400,000 Shares at 31 March, 2011, a result of 600,000 Shares (12 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the quarter.

NAV per Share increased 9.92% from $87.57 at December 31, 2010 to $96.26 at March 31, 2011. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $280,348 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per share of $96.32 at March 24, 2011 was the highest during the quarter, compared with a low of $80.76 at January 28, 2011.

Net gain from operations for the quarter ended March 31, 2011 was $169,571, resulting from a net gain of $11,839 on the transfer of Bullion to pay expenses and a net gain of $438,080 on Bullion distributed for the redemption of Shares, offset by Sponsor’s Fees of $280,348. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2011.

ETFS PRECIOUS METALS BASKET TRUST

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2011 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the financial statements for further discussion of accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The authorized officers of the Sponsor performing functions equivalent to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust have been effective as of the end of the period covered by this Form 10-Q.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PRECIOUS METALS BASKET TRUST

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended March 31, 2010:

12 Baskets were created.

2 Baskets were redeemed.

			Average Ounces of Bullion Per Share
Period	Total Baskets Redeemed	Total Shares Redeemed	Gold	Silver	Platinum	Palladium

January 2011	1	50,000	0.030	1.098	0.004	0.006
February 2011	1	50,000	0.030	1.097	0.004	0.006
March 2011	—	—	—	—	—	—

Total	2	100,000

Item 3. Defaults Upon Senior Securities

          None.

Item 4. (Removed and Reserved)

          None.

Item 5. Other Information

          None.

ETFS PRECIOUS METALS BASKET TRUST

Item 6. Exhibits

        (a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: May 13, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.

Exhibit Index

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.