Form 10-Q
period 2011-09-30
ETFS Precious Metals Basket Trust
filed 2011-11-09
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

As of November 7, 2011, ETFS Precious Metals Basket Trust has 2,500,000 ETFS Physical Precious Metals Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS

Investment in Bullion (1)
Gold	$112,471,491	$76,213,472
Silver	$86,636,118	$54,148,351
Platinum	$15,633,040	$12,716,653
Palladium	$9,528,808	$7,566,140

	$224,269,457	$150,644,616

Bullion receivable	—	4,378,396

Total assets	$224,269,457	$155,023,012

LIABILITIES

Accounts payable to Sponsor	$114,210	$78,202

Total liabilities	$114,210	$78,202

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$237,389,542	$166,379,066
Shareholders’ deficit	(13,234,295)	(11,434,256)

Total liabilities, redeemable Shares & shareholders’ deficit	$224,269,457	$155,023,012

(1)	The market value of investment in Bullion was $237,503,752 at September 30, 2011 and $162,078,872 at December 31, 2010. Refer to Note 2.1 for a breakdown of market value per metal.
(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at September 30, 2011 were 2,600,000 and at December 31, 2010 were 1,900,000.

See Notes to the Unaudited Condensed Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2011 and the nine months ended September 30, 2011

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011

REVENUES

Value of Bullion transferred to pay expenses	$388,297	$991,220
Cost of Bullion transferred to pay expenses	(332,447)	(875,668)

Gain on Bullion transferred to pay expenses	$55,850	$115,552

Gain on Bullion distributed for the redemption of Shares	$5,632,640	$11,321,552
Unrealized loss on Bullion	(8,211,120)	(8,458,863)

Total (loss) / gain on Bullion	$(2,522,630)	$2,978,241

EXPENSES

Sponsor’s Fee	$387,740	$1,027,225

Total expenses	$387,740	$1,027,225

Net (loss) /gain from operations	$(2,910,370)	$1,951,016

Net (loss) / gain per Share	$(1.14)	$0.82

Weighted average number of Shares	2,542,391	2,372,344

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2011 and the nine months ended September 30, 2011

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of Bullion	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	$—	$—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Bullion received for creation of Shares	$43,218,748	$147,490,582

Value of Bullion distributed for redemption of Shares - at average cost	$21,904,191	$64,531,210

RECONCILIATION OF NET (LOSS) / GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net (loss) / gain from operations	$(2,910,370)	$1,951,016
Adjustments to reconcile net (loss) / gain to net cash provided by operating activities:
Increase in Bullion assets	(12,770,990)	(73,624,841)
Decrease in Bullion receivable	—	4,378,396
(Decrease) / increase in amounts payable to Sponsor	(560)	36,008
Increase / (decrease) in redeemable Shares:
Creations	43,218,752	143,112,185
Redemptions	(27,536,832)	(75,852,764)

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of Bullion transferred to pay expenses	$388,297	$991,220

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2011

Nine months
Ended
September 30, 2011

Shareholders’ deficit - opening balance	$(11,434,256)
Net gain for the period	1,951,016
Adjustment of redeemable Shares to redemption value	(3,751,055)

Shareholders’ deficit - closing balance	$(13,234,295)

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Bullion (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Gold	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$112,471,491	$90,825,430	$18,153,847	$11,277,552	$232,728,320
Unrealized gain / (loss) on investment in Bullion	13,234,295	(4,189,312)	(2,520,807)	(1,748,744)	4,775,432

Investment in Bullion - market value	$125,705,786	$86,636,118	$15,633,040	$9,528,808	$237,503,752

	December 31, 2010
	Gold	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$76,213,472	$54,148,351	$12,716,653	$7,566,140	$150,644,616
Unrealized gain on investment in Bullion	2,001,570	8,140,827	83,937	1,207,922	11,434,256

Investment in Bullion - market value	$78,215,042	$62,289,178	$12,800,590	$8,774,062	$162,078,872

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

2.2. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three business days of the trade date. Bullion receivable or payable at September 30, 2011 and December 31, 2010 is set out below:

	September 30, 2011	December 31, 2010

Bullion receivable	$—	$4,378,396

Bullion payable	$—	$—

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account, either loco London or loco Zurich, established with the Custodian or a Bullion clearing bank by an Authorized Participant.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the nine months ended September 30, 2011 and for the period from October 18, 2010 (the “Date of Inception”) through December 31, 2010 are set out below:

		Period
	Nine months	October 18, 2010*
	Ended	Ended
	September 30, 2011	December 31, 2010

Number of redeemable Shares
Opening balance	1,900,000	—
Creations	1,450,000	1,900,000
Redemptions	(750,000)	—

Closing balance	2,600,000	1,900,000

Redeemable Shares
Opening balance	$166,379,066	$—
Creations	143,112,185	155,072,282
Redemptions	(75,852,764)	—
Adjustment to redemption value	3,751,055	11,306,784

Closing balance	$237,389,542	$166,379,066

Redemption value per Share at period end	$91.30	$87.57

* Date of inception.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and the respective values for the nine months ended September 30, 2011 and for the period from October 18, 2010 (the “Date of Inception”) through December 31, 2010 are set out below:

	Nine Months Ended September, 2011
	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	55,461.9	2,033,601.3	7,395.0	11,092.3	2,107,550.5
Creations	44,859.8	1,644,859.4	5,981.3	8,972.0	1,704,672.5
Redemptions	(22,417.1)	(821,962.8)	(2,989.0)	(4,483.4)	(851,852.3)
Transfers of Bullion	(308.3)	(11,305.2)	(41.1)	(61.7)	(11,716.3)

Closing balance	77,596.3	2,845,192.7	10,346.2	15,519.2	2,948,654.4

Investment in Bullion (lower of cost or market):
Opening balance	$76,213,472	$54,148,351	$12,716,653	$7,566,140	$150,644,616
Creations	68,061,096	61,734,789	10,720,634	6,974,063	147,490,582
Redemptions	(31,373,565)	(24,726,989)	(5,211,936)	(3,218,720)	(64,531,210)
Transfers of Bullion	(429,512)	(330,721)	(71,504)	(43,931)	(875,668)
Unrealized loss on Bullion	—	(4,189,312)	(2,520,807)	(1,748,744)	(8,458,863)

Closing balance	$112,471,491	$86,636,118	$15,633,040	$9,528,808	$224,269,457

	For the period October 18, 2010* to December 31, 2010
	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	—	—	—	—	—
Creations (excluding bullion receivable at December 31, 2010 - 1,498.2, 54,935.7, 199.8 and 299.6, respectively)	55,480.2	2,034,273.9	7,397.4	11,096.0	2,108,247.5
Redemptions	—	—	—	—	—
Transfers of Bullion	(18.3)	(672.6)	(2.4)	(3.7)	(697.0)

Closing balance	55,461.9	2,033,601.3	7,395.0	11,092.3	2,107,550.5

Investment in Bullion (lower of cost or market):
Opening balance	$—	$—	$—	$—	$—
Creations (excluding bullion receivable at December 31, 2010 - $2,112,900, $1,682,679, $345,795 and $237,022, respectively)	76,238,609	54,165,816	12,720,869	7,568,584	150,693,878
Redemptions	—	—	—	—	—
Transfers of Bullion	(25,137)	(17,465)	(4,216)	(2,444)	(49,262)

Closing balance	$76,213,472	$54,148,351	$12,716,653	$7,566,140	$150,644,616

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

For the three months ended September 30, 2011 the Sponsor’s Fee was $387,740. For the nine months ended September 30, 2011 the Sponsor’s Fee was $1,027,225. At September 30, 2011 and at December 31, 2010, the fees payable to the Sponsor were $114,210 and $78,202 respectively.

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

5. Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

ETFS PRECIOUS METALS BASKET TRUST

Gold held by the Trust will typically be valued on the basis of the price of an ounce of gold as set by the afternoon session of the twice daily fix of the price of an ounce of gold which starts at 3:00 PM London, England time and is performed in London by the five members of the London gold fix. Silver held by the Trust will typically be valued on the basis of the price of an ounce of silver as set at approximately 12:00 noon London time and performed in London by three market making members of the LBMA. Platinum held by the Trust will typically be valued on the basis of the price of an ounce of platinum as set by the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed in London by the four fixing members of the LPPM. Palladium held by the Trust will typically be valued on the basis of the price of an ounce of palladium as set by the afternoon session of the twice daily fix of the price of an ounce of palladium which starts at 2:00 PM London, England time and is performed in London by the four fixing members of the LPPM.

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

The Quarter Ended September 30, 2011

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $232,128,961 at June 30, 2011 to $237,389,542 at September 30, 2011, a 2.27% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 2,450,000 Shares at June 30, 2011 to 2,600,000 Shares at September 30, 2011, a result of 400,000 Shares (8 Baskets) being created and 250,000 Shares (5 Baskets) being redeemed during the quarter.

There was a decrease in the price per ounce of gold, silver, platinum and palladium (the “Proportionate Price”) which fell 3.49% and an increase in outstanding Shares, which rose from 2,450,000 Shares at June 30, 2011 to 2,600,000 Shares at September 30, 2011, a result of 400,000 Shares (8 Baskets) being created and 250,000 Shares (5 Baskets) being redeemed during the quarter.

NAV per Share decreased 3.64% from $94.75 at June 30, 2011 to $91.30 at September 30, 2011. The Trust’s NAV per Share fell slightly more than the Proportionate Price due to Sponsor’s Fees, which were $387,740 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $115.66 at August 22, 2011 was the highest during the quarter, compared with a low of $88.53 at September 26, 2011.

Net loss from operations for the quarter ended September 30, 2011 was $2,910,370, resulting from a net gain of $55,850 on the transfer of Bullion to pay expenses and a net gain of $5,632,640 on Bullion distributed for the redemption of Shares, offset by an unrealized loss on Bullion of $8,211,120 and Sponsor’s Fees of $387,740. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2011.

The Nine Months Ended September 30, 2011

The Trust’s NAV increased from $166,379,066 at December 31, 2010 to $237,389,542 at September 30, 2011, a 42.68% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the Proportionate Price, which rose 4.74% and an increase in outstanding Shares, which rose from 1,900,000 Shares at December 31, 2010 to 2,600,000 Shares at September 30, 2011, a result of 1,450,000 Shares (29 Baskets) being created and 750,000 Shares (15 Baskets) being redeemed during the period.

NAV per Share increased 4.26% from $87.57 at December 31, 2010 to $91.30 at September 30, 2011. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $1,027,225 for the period, or 0.60% of the Trust’s assets on an annualized basis.

NAV per Share of $115.66 at August 22, 2011 was the highest during the period, compared with a low of $80.76 at January 28, 2011.

Net gain from operations for the period ended September 30, 2011 was $1,951,016, resulting from a net gain of $115,552 on the transfer of Bullion to pay expenses and a net gain of $11,321,552 on Bullion distributed for the redemption of Shares, offset by an unrealized loss on Bullion of $8,458,863 and Sponsor’s Fees of $1,027,225. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2011 the Trust did not have any cash balances.

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

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PRECIOUS METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended September 30, 2011:

8 Baskets were created.

5 Baskets were redeemed.

	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share
Period			Gold	Silver	Platinum	Palladium

July 2011	—	—	—	—	—	—
August 2011	5	250,000	0.030	1.094	0.004	0.006
September 2011	—	—	—	—	—	—

Total	5	250,000

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: November 9, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.