Form 10-K
period 2011-12-31
ETFS Precious Metals Basket Trust
filed 2012-02-29
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2011 as reported by the NYSE Arca, Inc. on that date: $230,912,500

As of February 27, 2012, ETFS Precious Metals Basket Trust has 2,050,000 ETFS Physical PM Basket Shares outstanding.

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

PART I

Item 1. Business

The purpose of the ETFS Precious Metals Basket Trust (the “Trust”) is to own, in an agreed proportion, gold, silver, platinum and palladium (collectively, “Bullion”) transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of Bullion. The Trust was formed on October 18, 2010 when an initial deposit of Bullion was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JP Morgan Chase Bank N.A., London branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $166,379,066 at December 31, 2010 to $182,586,013 at December 31, 2011, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 1,900,000 Shares at December 31, 2010 to 2,100,000 Shares at December 31, 2011.

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

The Sponsor of the registrant maintains an Internet website at www.etfsecurities.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

•

Has Minimal Credit Risk. The Shares represent an interest in physical Bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or plate or ingot or which is held temporarily to effect a creation or redemption of Shares). Physical Bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the Bullion temporarily being held in an unallocated Bullion account with the Custodian, the physical Bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account is not segregated from 1 the Custodian’s assets....” This contrasts with most other financial products that gain exposure to Bullion through the use of derivatives that are subject to counterparty and credit risks.

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

Valuation of Bullion and Computation of Net Asset Value

On each business day, as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee evaluates the Bullion held by the Trust and determines the NAV of the Trust. For the purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

At the Evaluation Time, the Trustee values the Trust’s Bullion on the basis of that day’s “London Fix” for such metal (the applicable fix for each metal of the price of an ounce of such metal and is performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium Market (“LPPM”), as applicable), or if no London Fix is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent London Fix for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for Evaluation. In the event the Sponsor determines that the London Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s Bullion is not an appropriate basis for evaluation of the Trust’s Bullion, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s Bullion or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Sponsor’s Fee for the year ended December 31, 2011 was $1,402,637 (period ended December 31, 2010: $127,667).

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

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at Ordnance House, 31 Pier Road, St. Helier, Jersey JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s Bullion. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s custodian office is located at 125 London Wall, London, EC2Y 5AJ, United Kingdom. In addition to supervision and examination by the US federal banking authorities, JPMorgan’s London custodian operations are subject to supervision by the Financial Services Authority, an independent non-governmental body which exercises statutory regulatory power under the United Kingdom Financial Services and Markets Act 2000 and which regulates the major participating members of the LBMA and LPPM in the United Kingdom.

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

When the Trust sells or transfers Bullion, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the Bullion that was sold or transferred, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any Bullion sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the Bullion held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of Bullion sold, and the denominator of which is the total amount of the Bullion held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the Bullion remaining in the Trust will be equal to its tax basis for its share of the total amount of the Bullion held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the Bullion that was sold.

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as “plan assets” of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

The Shares are designed to mirror as closely as possible the performance of the price of physical gold, silver, platinum or palladium in the proportions held by the Trust, and the value of the Shares relates directly to the value of the Bullion held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The prices of physical gold, silver, platinum and palladium has fluctuated widely over the past several years. Several factors may affect the price of these metals, including:

•	Investors’ expectations with respect to the rate of inflation;
•	Currency exchange rates;
•	Interest rates;
•	Investment and trading activities of hedge funds and commodity funds;
•	Global or regional political, economic or financial events and situations; and
•	Global Bullion supply and demand.

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major Bullion markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the market for gold, platinum and palladium is reduced after the close of the major world markets for gold, platinum and palladium, including London, Zurich and the COMEX and liquidity in the market for silver will be reduced after the close of the major world silver markets, including London and the COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 1999 to 2010, world platinum supply measured 6.40 million ounces and world palladium supply measured 8.12 million ounces. In 2011, supply measured 7.07 million ounces of platinum and 7.42 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

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

If the processes of creation and redemption of Shares (which depend on timely transfers of Bullion to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying Bullion may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price the underlying Bullion and may fall.

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

A continued decline in the automobile industry may have the effect of causing a decline in the prices of platinum and palladium and a corresponding decline in the price of Shares. Among them:

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 49% of the global demand in platinum and 80% of the global demand in palladium in 2011. The global automotive industry is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales may result in a decline in autocatalyst demand. A continued decline in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On October 22, 2010, the Trust’s Shares commenced trading on the NYSE Arca under the symbol GLTR, and the Trust commenced operations, began accruing expenses and began the calculation of NAV.

The following tables set out the range of high and low closing prices for the Shares have been reported for NYSE Arca transactions for each of the quarters during the year ended December 31, 2011 and the fiscal period commencing October 22, 2010 and ending December 31, 2010:

Fiscal Year Ended December 31, 2011: Quarter Ended

	High	Low

March 31, 2011	$95.86	$80.75
June 30 2011	$111.68	$92.36
September 30, 2011	$116.58	$90.08
December 31, 2011	$102.42	$85.04

Fiscal Period Ended December 31, 2010: Quarter Ended

	High	Low

December 31, 2010 (commencing October 22, 2010)	$88.40	$75.70

The number of Shares of the Trust as of February 27, 2012 was 2,050,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

August 2011	$116.58	$102.83
September 2011	$115.66	$90.08
October 2011	$100.95	$90.21
November 2011	$102.42	$93.43
December 2011	$97.75	$85.04
January 2012	$99.28	$88.77

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. Although the Trust does not purchase Shares directly from its shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the reporting periods ended December 31, 2011 and 2010:

	Total number of	Average Ounces of Bullion Per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2011	50,000	0.030	1.098	0.004	0.006
February 2011	50,000	0.030	1.097	0.004	0.006
March 2011	—	—	—	—	—
April 2011	—	—
May 2011	400,000	0.030	1.096	0.004	0.006
June 2011	—	—	—	—	—
July 2011	—	—	—	—	—
August 2011	250,000	0.030	1.094	0.004	0.006
September 2011	—	—	—	—	—
October 2011	100,000	0.030	1.094	0.004	0.006
November 2011	—	—	—	—	—
December 2011	400,000	0.030	1.092	0.004	0.006

Total	1,250,000

	Total number of	Average Ounces of Bullion Per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
October 2010 (commencing October 22, 2010)	—	—	—	—	—
November 2010	—	—	—	—	—
December 2010	—	—	—	—	—

Total	—

Item 6. Selected Financial Data.

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2011	December 31, 2010*

Total assets	$183,189,249	$155,023,012
Total (loss) / gain on Bullion	$(1,504,849)	$195
Net loss from operations	$(2,907,486)	$(127,472)
Weighted average number of Shares	2,398,219	1,246,000
Net loss per Share	$(1.21)	$(0.10)
Net cash provided by operating activities	$—	$—

* For the period from October 18, 2010 through December 31, 2010

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

NAV per Share vs. Proportionate Price from the Date of Inception to December 31, 2011

The divergence of the NAV per Share from the Proportionate Price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

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

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010

Investment in Bullion - average cost	$196,641,565	$150,644,616
Realized loss on investment in Bullion	(13,452,316)	—

Investment in Bullion - lower of cost or market value	$183,189,249	$150,644,616

Unrealized gain on investment in Bullion	8,199,023	11,434,256

Investment in Bullion - market value	$191,388,272	$162,078,872

Inspection of Bullion

Under the Custody Agreements, the Sponsor has exercised its right to visit the Custodian, in order to examine the Bullion and the records maintained by the Custodian. The inspection held as of December 31, 2011 by Inspectorate, a leading commodity inspection and testing company, confirmed that the Custodian’s records of Bullion held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2011 and 2010, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2011	December 31, 2010*

Total (loss) / gain on Bullion	$(1,504,849)	$195
Net loss from operations	$(2,907,486)	$(127,427)
Net cash provided by operating activities	$—	$—

* Period from October 18, 2010

The year ended December 31, 2011

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $166,379,066 at December 31, 2010 to $182,586,013 at December 31, 2011, a 9.74% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 1,900,000 Shares at December 31, 2010 to 2,100,000 Shares at December 31, 2011, a result of 1,450,000 Shares (29 Baskets) being created and 1,250,000 Shares (25 Baskets) being redeemed during the year.

The prices per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) decreased 0.11% from December 31, 2010 to December 31, 2011.

NAV per Share decreased 0.71% from $87.57 at December 31, 2010 to $86.95 at December 31, 2011. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $1,402,637 for the year, or 0.60% of the Trust’s assets on an annualized basis.

Sponsor’s Fees increased 998.67% from $127,667 for the period ended December 31, 2010 to $1,402,637 for the year ended December 31, 2011. This increase relates to an increase in the average NAV for the year and as the Sponsor’s Fee relates to a full year rather than one quarter.

The NAV per Share of $115.66 at August 22, 2011 was the highest during the year, compared with a low of $80.76 at January 28, 2011.

Net loss from operations for the year ended December 31, 2011 was $2,907,486, resulting from a net gain of $159,838 on the transfer of Bullion to pay expenses and a net gain of $11,787,629 on Bullion distributed for the redemption of Shares, offset by a realized loss on Bullion of $13,452,316 and Sponsor’s Fees of $1,402,637. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2011.

Review of Financial Results (continued)

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

NAV per Share increased 16.39% from $75.24 at October 22, 2010 to $87.57 at December 31, 2010. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $127,667 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $87.64 on December 30, 2010 was the highest during the period compared with a low of $75.24 on October 22, 2010.

Net loss for the period ended December 31, 2010 was $127,472, resulting from a net gain of $195 on the transfer of Bullion to pay the Sponsor’s Fee offset by the Sponsor’s Fee of $127,667. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended December 31, 2010.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Income Statements

Year ended December 31, 2011

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
Revenues
Value of Bullion transferred to pay expenses	$245,201	$357,721	$388,297	$382,078	$1,373,297
Cost of Bullion transferred to pay expenses	(233,362)	(309,859)	(332,447)	(337,791)	(1,213,459)

Gain on Bullion transferred to pay expenses	11,839	47,862	55,850	44,287	159,838

Gain on Bullion distributed for the redemption of Shares	438,080	5,250,833	5,632,640	466,076	11,787,629
Unrealized (loss) / gain on investment in Bullion	—	(247,742)	(8,211,120)	8,458,862	—
Realized loss on Bullion	—	—	—	(13,452,316)	(13,452,316)

Total gain / (loss) on Bullion	$449,919	$5,050,953	$(2,522,630)	$(4,483,091)	$(1,504,849)

Expenses
Sponsor’s fee	$280,348	$359,137	$387,740	$375,412	$1,402,637

Total expenses	$280,348	$359,137	$387,740	$375,412	$1,402,637

Net gain / (loss) from operations	$169,571	$4,691,816	$(2,910,370)	$(4,858,503)	$(2,907,486)

Net gain / (loss) per Share	$0.08	$1.91	$(1.14)	$(1.96)	$(1.21)

Weighted average number of Shares	2,115,556	2,456,044	2,542,391	2,475,000	2,398,219

Period ended December 31, 2010

Period from October 18, 2010* to December 31, 2010
Revenues
Value of Bullion transferred to pay expenses	$49,457
Cost of Bullion transferred to pay expenses	(49,262)

Gain on Bullion transferred to pay expenses	195

Gain on Bullion distributed for the redemption of Shares	—
Unrealized gain on investment in Bullion	—

Total gain on Bullion	$195

Expenses
Sponsor’s fee	$127,667

Total expenses	$127,667

Net loss from operations	$(127,472)

Net loss per Share	$(0.10)

Weighted average number of Shares	1,246,000

* Date of Inception.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-11 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Deloitte & Touche LLP was appointed independent accountants of the Trust from the Date of Inception.

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2011.

Item 9A. Controls and Procedures.

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Precious Metals Basket Trust

We have audited the internal control over financial reporting of ETFS Precious Metals Basket Trust (the “Trust”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Trust as of and for the year ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 29, 2012

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the year ended December 31, 2011 and the period ended December 31, 2010 were as follows:

	December 31, 2011	December 31, 2010

Audit fees	$52,500	$37,500
Audit related fees	13,750	—

	$66,250	$37,500

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-164769 on October 18, 2010

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-164769 on October 18, 2010

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-164769 on October 18, 2010

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-164769 on October 18, 2010

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-164769 on October 18, 2010

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-164769 on October 18, 2010

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ETFS PRECIOUS METALS BASKET TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Precious Metals Basket Trust:

We have audited the accompanying statements of financial condition of ETFS Precious Metals Basket Trust (the “Trust”) as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2011 and the period October 18, 2010 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Precious Metals Basket Trust at December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and the period October 18, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2012

ETFS PRECIOUS METALS BASKET TRUST

Statements of Financial Condition
At December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS

Investment in Bullion (1)
Gold	$95,031,713	$76,213,472
Silver	67,745,237	54,148,351
Platinum	12,072,539	12,716,653
Palladium	8,339,760	7,566,140

	183,189,249	150,644,616

Bullion receivable	—	4,378,396

Total assets	$183,189,249	$155,023,012

LIABILITIES
Accounts payable to Sponsor	$107,543	$78,202
Bullion payable	8,694,716	—

Total liabilities	$8,802,259	$78,202

Redeemable Shares:
Shares at redemption value to investors (2)	$182,586,013	$166,379,066
Shareholders’ deficit	(8,199,023)	(11,434,256)

Total liabilities, redeemable Shares & shareholders’ deficit	$183,189,249	$155,023,012

(1)	The market value of investment in Bullion at December 31, 2011 was $191,388,272 and at December 31, 2010 was $162,078,872. Refer to note 2.1 for a breakdown of market value per metal.

(2)	Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2011 were 2,100,000 and at December 31, 2010 were 1,900,000.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Operations
For the year ended December 31, 2011 and the period October 18, 2010* through December 31, 2010

	Year Ended December 31, 2011	Period October 18, 2010* through December 31, 2010
REVENUES

Value of Bullion transferred to pay expenses	$1,373,298	$49,457
Cost of Bullion transferred to pay expenses	(1,213,460)	(49,262)

Gain on Bullion transferred to pay expenses	159,838	195

Gain on Bullion distributed for the redemption of Shares	11,787,629	—
Realized loss on Bullion	(13,452,316)	—

Total (loss) / gain on Bullion	(1,504,849)	195

EXPENSES

Sponsor’s Fee	1,402,637	127,667

Total expenses	1,402,637	127,667

Net loss from operations	$(2,907,486)	$(127,472)

Net loss per Share	$(1.21)	$(0.10)

Weighted average number of Shares	2,398,219	1,246,000

* Date of Inception.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Cash Flows
For the year ended December 31, 2011 and the period October 18, 2010* through December 31, 2010

	Year Ended December 31, 2011	October 18, 2010* Through December 31, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of Bullion	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	$—	$—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Bullion received for creation of Shares	$147,490,582	$150,693,878

Value of Bullion distributed for redemption of Shares - at average cost	$100,280,173	$—

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain / (loss) from operations	$(2,907,486)	$(127,472)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) / decrease in Bullion assets	(32,544,633)	(150,644,616)
(Increase) / decrease in Bullion receivable	4,378,396	(4,378,396)
Increase in Bullion payable	8,694,716	—
Increase in amounts payable to Sponsor	29,341	78,202
Increase / (decrease) in redeemable Shares:
Creations	143,112,185	155,072,282
Redemptions	(120,762,519)	—

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of Bullion transferred to pay expenses	$1,373,298	$49,547

* Date of Inception

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Changes in Shareholders’ Deficit
For the year ended December 31, 2011 and the period October 18, 2010* through December 31, 2010

	Year Ended December 31, 2011	Period October 18, 2010* Through December 31, 2010

Shareholders’ deficit - opening balance	$(11,434,256)	$—
Net gain for the year	(2,907,486)	(127,472)
Adjustment of redeemable Shares to redemption value	6,142,719	(11,306,784)

Shareholders’ deficit - closing balance	$(8,199,023)	$(11,434,256)

* Date of Inception

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

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration to the Sponsor (“Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as at December 31, 2011 and 2010:

	December 31, 2011
	Gold	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$95,031,713	$76,742,076	$15,338,914	$9,528,862	$196,641,565
Realized loss on investment in Bullion	—	(8,996,839)	(3,266,375)	(1,189,102)	(13,452,316)

Investment in Bullion - lower of cost or market value	$95,031,713	$67,745,237	$12,072,539	$8,339,760	$183,189,249

Unrealized gain on investment in Bullion	8,199,023	—	—	—	8,199,023

Investment in Bullion - market value	$103,230,736	$67,745,237	$12,072,539	$8,339,760	$191,388,272

	December 31, 2010
	Gold	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$76,213,472	$54,148,351	$12,716,653	$7,566,140	150,644,616
Unrealized gain on investment in Bullion	2,001,570	8,140,827	83,937	1,207,922	11,434,256

Investment in Bullion - market value	$78,215,042	$62,289,178	$12,800,590	$8,774,062	$162,078,872

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.1. Valuation of Bullion (continued)

The Trust recognizes the diminution in value of the investment in Bullion which arises from market declines on an interim basis. Increases in the value of the investment in Bullion through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. At December 31, 2011 the market value of silver, platinum and palladium had fallen below the average cost therefore a loss was realized on the silver, platinum and palladium.

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

	December 31, 2011	December 31, 2010

Bullion receivable	$—	$4,378,396

Bullion payable	$8,694,716	$—

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

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.3. Creations and Redemptions of Shares (continued)

Changes in the Shares for the year ended December 31, 2011 and the period October 18, 2010* through December 31, 2010:

	Year Ended December 31, 2011	Period October 18, 2010* through December 31, 2010

Number of redeemable Shares:
Opening balance	1,900,000	—
Creations	1,450,000	1,900,000
Redemptions	(1,250,000)	—

Closing Balance	2,100,000	1,900,000

Redeemable Shares:
Opening balance	$166,379,066	$—
Creations	143,112,185	155,072,282
Redemptions	(120,762,519)	—
Adjustment to redemption value	(6,142,719)	11,306,784

Closing balance	$182,586,013	$166,379,066

Redemption value per Share at period end	$86.95	$87.57

* Date of Inception

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Sponsor has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the year ended December 31, 2011 and the period from October 18, 2010* through December 31, 2010:

	Year Ended December 31, 2011
	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion
Opening balance	55,461.9	2,033,601.3	7,395.0	11,092.3	2,107,550.5
Creations	44,859.8	1,644,859.4	5,981.2	8,972.0	1,704,672.4
Redemptions (excluding bullion payable at December 31, 2011 - 2,978.6, 109,213.9, 397.1, and 595.7, respectively)	(34,336.6)	(1,259,007.4)	(4,578.2)	(6,867.3)	(1,304,789.5)
Transfers of Bullion	(421.0)	(15,434.9)	(56.1)	(84.2)	(15,996.2)

Closing balance	65,564.1	2,404,018.4	8,741.9	13,112.8	2,491,437.2

Investment in Bullion (lower of cost or market)
Opening balance	$76,213,472	$54,148,351	$12,716,653	$7,566,140	$150,644,616
Creations	68,061,096	61,734,789	10,720,634	6,974,063	147,490,582
Redemptions (excluding bullion payable at December 31, 2011 - $4,689,743, $3,077,647, $548,453, and $378,873, respectively)	(48,650,097)	(38,678,514)	(8,000,519)	(4,951,043)	(100,280,173)
Transfers of Bullion	(592,758)	(462,550)	(97,854)	(60,298)	(1,213,460)
Realized loss on investment in Bullion	—	(8,996,839)	(3,266,375)	(1,189,102)	(13,452,316)

Closing balance	$95,031,713	$67,745,237	$12,072,539	$8,339,760	$183,189,249

	Period October 18, 2010* through December 31, 2010
	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion
Opening balance	—	—	—	—	—
Creations	55,480.2	2,034,273.9	7,397.4	11,096.0	2,108,247.5
Redemptions	—	—	—	—	—
Transfers of Bullion	(18.3)	(672.6)	(2.4)	(3.7)	(697.0)

Closing balance	55,461.9	2,033,601.3	7,395.0	11,092.3	2,107,550.5

Investment in Bullion (lower of cost or market)
Opening balance	$—	$—	$—	$—	$—
Creations	76,238,609	54,165,816	12,720,869	7,568,584	150,693,878
Redemptions	—	—	—	—	—
Transfers of Bullion	(25,137)	(17,465)	(4,216)	(2,444)	(49,262)
Unrealized gain / (loss) on investment in Bullion	—	—	—	—	—

Closing balance	$76,213,472	$54,148,351	$12,716,653	$7,566,140	$150,644,616

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

For the year ended December 31, 2011 the Sponsor’s Fee was $1,402,637 (Period October 18, 2010 to December 31, 2010: $127,667).

As at December 31, 2011 $107,543 was payable to the Sponsor (2010: $78,202).

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

/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 29, 2012

/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 29, 2012

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.