Form 10-Q
period 2012-03-31
ETFS Precious Metals Basket Trust
filed 2012-05-10
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____________ to _____________

Commission File Number: 001-34917

ETFS PRECIOUS METALS BASKET TRUST
(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Large accelerated filer	☐	Accelerated filer ☒
Non accelerated filer	☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 9, 2012, ETFS Precious Metals Basket Trust has 2,100,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
 At March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011 (3)
ASSETS

Investment in Bullion (1)
Gold	$90,868,067	$95,031,713
Silver	64,771,943	67,745,237
Platinum	11,557,216	12,072,539
Palladium	7,964,351	8,339,760

	175,161,577	183,189,249

Total assets	$175,161,577	$183,189,249

LIABILITIES

Fees payable to Sponsor	$100,269	$107,543
Bullion payable	—	8,694,716

Total liabilities	100,269	8,802,259

REDEEMABLE SHARES AND SHAREHOLDERS DEFICIT

Shares at redemption value to investors (2)	199,885,830	182,586,013
Shareholders’ deficit	(24,824,522)	(8,199,023)

Total liabilities, redeemable Shares & shareholders’ deficit	$175,161,577	$183,189,249

(1)	The market value of investment in Bullion at March 31, 2012 was $199,986,099 and at December 31, 2011 was $191,388,272. Refer to Note 2.1 for a breakdown of market value per metal.

(2)	Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at March 31, 2012 and at December 31, 2011 were 2,100,000.

(3)	Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
REVENUES

Value of Bullion transferred to pay expenses	$304,062	$245,201
Cost of Bullion transferred to pay expenses	(273,285)	(233,362)

Gain on Bullion transferred to pay expenses	30,777	11,839

Gain on Bullion distributed for the redemption of Shares	1,171,634	438,080

Total gain on Bullion	1,202,411	449,919

EXPENSES

Sponsor’s Fee	296,788	280,348

Total expenses	296,788	280,348

Net gain from operations	$905,623	$169,571

Net gain per Share	$0.44	$0.08

Weighted average number of Shares	2,072,527	2,115,556

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of Bullion	$—	$—

Cash expenses paid	—	—

Increase in cash resulting from operations	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Bullion received for creation of Shares - net of Bullion receivable	$4,726,778	$53,630,974

Value of Bullion distributed for redemption of Shares - at average cost - net of Bullion payable	$12,481,165	$8,216,251

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain from operations	$905,623	$169,571
Adjustments to reconcile net gain to net cash provided by operating activities:
Decrease / (increase) in Bullion assets	8,027,672	(45,181,361)
Increase in Bullion receivable	—	(434,719)
Decrease in Bullion payable	(8,694,716)	—
(Decrease) / increase in amounts payable to Sponsor	(7,274)	35,146
Increase / (decrease) in redeemable Shares:
Creations	4,726,778	54,065,692
Redemptions	(4,958,083)	(8,654,329)

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of Bullion transferred to pay expenses	$304,062	$245,201

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
 For the three months ended March 31, 2012

Three Months Ended March 31, 2012

Shareholders’ deficit - opening balance	$(8,199,023)
Net gain for the period	905,623
Adjustment of redeemable Shares to redemption value	(17,531,122)

Shareholders’ deficit – closing balance	$(24,824,522)

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Unaudited Condensed Financial Statements

1. Organization

The ETFS Precious Metals Basket Trust (the “Trust”) is an investment trust formed on October 18, 2010, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold, silver, platinum and palladium in set ratios (together, “Bullion”) and issues ETFS Physical PM Basket Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Bullion (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Gold	Silver	Platinum	Palladium	Total

Investment in Bullion-average cost	$90,868,067	$64,771,943	$11,557,216	$7,964,351	$175,161,577
Unrealized gain on investment in Bullions	13,015,812	9,530,805	2,106,508	171,397	24,824,522

Investment in Bullion-market value	$103,883,879	$74,302,748	$13,663,724	$8,135,748	$199,986,099

	December 31, 2011
	Gold	Silver	Platinum	Palladium	Total

Investment in Bullion-average cost	$95,031,713	$76,742,076	$15,338,914	$9,528,862	$196,641,565
Realized loss on investment in Bullion	—	(8,996,839)	(3,266,375)	(1,189,102)	(13,452,316)

Investment in Bullion-lower of cost or market value	95,031,713	67,745,237	12,072,539	8,339,760	183,189,249
Unrealized gain on investment in Bullion	8,199,023	—	—	—	8,199,023

Investment in Bullion-market value	$103,230,736	$67,745,237	$12,072,539	$8,339,760	$191,388,272

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

2.2. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three business days of the trade date. Bullion receivable or payable at March 31, 2012 and December 31, 2011 is set out below:

	March 31, 2012	December 31, 2011

Bullion receivable	$—	$—

Bullion payable	$—	$8,694,716

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other Bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account, either loco London or loco Zurich, established with the Custodian or a Bullion clearing bank by an Authorized Participant.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When Bullion is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on the trade date and the historical cost is recorded to the Condensed Statement of Operations.

Changes in the Shares for the three months ended March 31, 2012 and for the year ended December 31, 2011 are set out below:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011

Number of redeemable Shares
Opening balance	2,100,000	1,900,000
Creations	50,000	1,450,000
Redemptions	(50,000)	(1,250,000)

Closing balance	2,100,000	2,100,000

Redeemable Shares
Opening balance	$182,586,013	$166,379,066
Creations	4,726,778	143,112,185
Redemptions	(4,958,083)	(120,762,519)
Adjustment to redemption value	17,531,122	(6,142,719)

Closing balance	$199,885,830	$182,586,013

Redemption value per Share at period end	$95.18	$86.95

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2012 and December 31, 2011.

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and the respective values for the three months ended March 31, 2012 and for the year ended December 31, 2011 are set out below:

	Three Months Ended March 31, 2012
	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	65,564.1	2,404,018.4	8,741.9	13,112.8	2,491,437.2
Creations	1,487.3	54,533.4	198.3	297.5	56,516.5
Redemptions	(4,467.1)	(163,792.1)	(595.6)	(893.4)	(169,748.2)
Transfers of Bullion	(97.8)	(3,586.4)	(13.0)	(19.6)	(3,716.8)

Closing balance	62,486.5	2,291,173.3	8,331.6	12,497.3	2,374,488.7

Investment in Bullion (lower of cost or market):
Opening balance	$95,031,713	$67,745,237	$12,072,539	$8,339,760	$183,189,249
Creations	2,452,885	1,743,432	325,217	205,244	4,726,778
Redemptions	(6,474,759)	(4,615,662)	(822,534)	(568,210)	(12,481,165)
Transfers of Bullion	(141,772)	(101,064)	(18,006)	(12,443)	(273,285)

Closing balance	$90,868,067	$64,771,943	$11,557,216	$7,964,351	$175,161,577

	Year Ended December 31, 2011
	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	55,461.9	2,033,601.3	7,395.0	11,092.3	2,107,550.5
Redemptions (excluding bullion payable at December 31, 2011 - 2,978.6, 109,213.9, 397.1, and 595.7, respectively)	44,859.8	1,644,859.4	5,981.2	8,972.0	1,704,672.4
Redemptions	(34,336.6)	(1,259,007.4)	(4,578.2)	(6,867.3)	(1,304,789.5)
Transfers of Bullion	(421.0)	(15,434.9)	(56.1)	(84.2)	(15,996.2)

Closing balance	65,564.1	2,404,018.4	8,741.9	13,112.8	2,491,437.2

Investment in Bullion (lower of cost or market):
Opening balance	$76,213,472	$54,148,351	$12,716,653	$7,566,140	$150,644,616
Creations	68,061,096	61,734,789	10,720,634	6,974,063	147,490,582
Redemptions (excluding bullion payable at December 31, 2011 - $4,317,263, $3,077,647, $548,453, and $378,873, respectively)*	(48,650,097)	(38,678,514)	(8,000,519)	(4,951,043)	(100,280,173)
Transfers of Bullion	(592,758)	(462,550)	(97,854)	(60,298)	(1,213,460)
Realized loss on investment in Bullion	—	(8,996,839)	(3,266,375)	(1,189,102)	(13,452,316)

Closing balance	$95,031,713	$67,745,237	$12,072,539	$8,339,760	$183,189,249

*	Market value of Bullion payable at December 31, 2011 - $4,689,743, $3,077,647, $548,453 and $378,873, respectively.

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

For the three months ended March 31, 2012 and March 31, 2011 the Sponsor’s Fee was $296,788 and $280,348, respectively. At March 31, 2012 and at December 31, 2011, the fees payable to the Sponsor were $100,269 and $107,543, respectively.

2.8. Subsequent Events

In accordance with the provisions set forth in Financial Accounting Standards Board Accounting Standards Codification 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

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

ETFS PRECIOUS METALS BASKET TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on the October 18, 2010. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

ETFS PRECIOUS METALS BASKET TRUST

The Quarter Ended March 31, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $182,586,013 at December 31, 2011 to $199,885,830 at March 31, 2012, a 9.47% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) which rose 9.64%. There was no net change in the number of outstanding Shares from December 31, 2011 to March 31, 2012 with 2,100,000 Shares outstanding, a result of 50,000 Shares (1 Basket) being created and 50,000 Shares (1 Basket) being redeemed during the quarter.

NAV per Share increased 9.47% from $86.95 at December 31, 2011 to $95.18 at March 31, 2012. The Trust’s NAV per Share rose slightly less than the Proportionate Price due to Sponsor’s Fees, which were $296,788 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $104.43 at February 29, 2012 was the highest during the quarter, compared with a low of $88.56 at January 3, 2012.

Net gain from operations for the quarter ended March 31, 2012 was $905,623, resulting from a net gain of $30,777 on the transfer of Bullion to pay expenses and a net gain of $1,171,634 on Bullion distributed for the redemption of Shares, offset by Sponsor’s Fees of $296,788. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2012 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The unaudited condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the unaudited condensed financial statements for further discussion of accounting policies.

ETFS PRECIOUS METALS BASKET TRUST

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PRECIOUS METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended March 31, 2012:

1 Basket was created.

1 Basket was redeemed.

	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share
Period			Gold	Silver	Platinum	Palladium

January 2012	1	50,000	0.030	1.092	0.004	0.006
February 2012	—	—	—	—	—	—
March 2012	—	—	—	—	—	—

Total	1	50,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: May 10, 2012	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.