Form 10-Q
period 2012-06-30
ETFS Precious Metals Basket Trust
filed 2012-08-09
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___________ to _____________

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
Yes ☒ No ☐

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

As of August 7, 2012, ETFS Precious Metals Basket Trust has 2,000,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011(3)
ASSETS

Investment in Bullion (1)
Gold	$88,571,183	$95,031,713
Silver	60,476,653	67,745,237
Platinum	11,265,082	12,072,539
Palladium	7,040,857	8,339,760

	167,353,775	183,189,249

Total assets	$167,353,775	$183,189,249

LIABILITIES

Fees payable to Sponsor	$86,960	$107,543
Bullion payable	4,302,195	8,694,716

Total liabilities	4,389,155	8,802,259

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT

Shares at redemption value to investors (2)	172,085,001	182,586,013
Shareholders’ deficit	(9,120,381)	(8,199,023)

Total liabilities, redeemable Shares & shareholders’ deficit	$167,353,775	$183,189,249

(1)	Bullion is valued at the lower of cost or market value. Refer to Note 2.1 for a breakdown of market value per metal.

(2)	Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at June 30, 2012 were 2,000,000 and at December 31, 2011 were 2,100,000.

(3)	Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
REVENUES

Value of Bullion transferred to pay expenses	$292,184	$357,721	$596,245	$602,923
Cost of Bullion transferred to pay expenses	(262,652)	(309,859)	(535,937)	(543,222)

Gain on Bullion transferred to pay expenses	$29,532	$47,862	$60,308	$59,701

Gain on Bullion distributed for the redemption of Shares	218,228	5,250,833	1,389,862	5,688,912
Unrealized loss on Bullion	(3,380,221)	(247,742)	(3,380,221)	(247,742)

Total (loss) / gain on Bullion	$(3,132,461)	$5,050,953	$(1,930,051)	$5,500,871

EXPENSES

Sponsor’s Fee	278,873	359,137	575,661	639,485

Total expenses	278,873	359,137	575,661	639,485

Net (loss) / gain from operations	$(3,411,334)	$4,691,816	$(2,505,712)	$4,861,386

Net (loss) / gain per Share	$(1.64)	$1.91	$(1.21)	$2.13

Weighted average number of Shares	2,076,374	2,456,044	2,074,451	2,286,740

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of Bullion	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	$—	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Bullion received for creation of Shares	$—	$50,640,859	$4,726,778	$104,271,834

Value of Bullion distributed for redemption of Shares - at average cost	$4,164,927	$34,410,768	$16,646,094	$42,627,019

RECONCILIATION OF NET (LOSS) / GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net (loss) / gain from operations	$(3,411,334)	$4,691,816	$(2,505,712)	$4,861,386
Adjustments to reconcile net (loss) / gain to net cash provided by operating activities:
Decrease / (increase) in Bullion assets	7,807,802	(15,672,491)	15,835,474	(60,853,851)
Decrease in Bullion receivable	—	4,813,115	—	4,378,396
Increase / (decrease) in Bullion payable	4,302,195	—	(4,392,521)	—
(Increase) / decrease in amounts payable to Sponsor	(13,309)	1,422	(20,583)	36,568
Increase / (decrease) in redeemable Shares:
Creations	—	45,827,741	4,726,778	99,893,433
Redemptions	(8,685,354)	(39,661,603)	(13,643,436)	(48,315,932)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of Bullion transferred to pay expenses	$292,184	$357,721	$596,245	$602,923

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2012

Six Months Ended June 30, 2012

Shareholders’ deficit - opening balance	$(8,199,023)
Net loss for the year	(2,505,712)
Adjustment of redeembable Shares to redemption value	1,584,354

Shareholders’ deficit - closing balance	$(9,120,381)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

2.1. Valuation of Bullion

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated Platinum and Palladium is held by UBS AG (the “Zurich Sub-Custodian”) at its Zurich, Switzerland vaulting premises on a segregated basis. The Trust’s Bullion is valued, per individual metal type, for financial statement purposes, at the lower of cost or market. The cost of Bullion is determined according to the average cost method and the market value is based on the “London Fix” (the applicable fix for each metal of the price of an ounce of such metal and is performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium Market (“LPPM”), as applicable) for each metal held by the Trust used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Bullion (Continued)

At December 31, 2011, the market value of silver, platinum and palladium was below average cost, therefore losses of $8,996,839, $3,266,375 and $1,189,102, respectively, were realized on the investment in Bullion. The average costs per ounce of silver, platinum and palladium were reduced to $28.18, $1,381.00 and $636.00 respectively.

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Gold	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$88,571,183	$63,134,696	$11,265,082	$7,763,035	$170,733,996
Unrealized gain / (loss) on investment in Bullion	8,788,759	(2,658,043)	331,622	(722,178)	5,740,160

Investment in Bullion - market value	$97,359,942	$60,476,653	$11,596,704	$7,040,857	$176,474,156

	December 31, 2011
Investment in Bullion-average cost	$95,031,713	$76,742,076	$15,338,914	$9,528,862	$196,641,565
Realized loss on investment in Bullion	—	(8,996,839)	(3,266,375)	(1,189,102)	(13,452,316)

Investment in Bullion - lower of cost or market value	$95,031,713	$67,745,237	$12,072,539	$8,339,760	$183,189,249

Unrealized gain on investment in Bullion	8,199,023	—	—	—	8,199,023

Investment in Bullion - market value	$103,230,736	$67,745,237	$12,072,539	$8,339,760	$191,388,272

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

2.2. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three business days of the trade date. Bullion receivable or payable at June 30, 2012 and December 31, 2011 is set out below:

	June 30, 2012	December 31, 2011

Bullion receivable	$—	$—

Bullion payable	$4,302,195	$8,694,716

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When Bullion is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on the trade date and the historical cost is recorded through the Condensed Statement of Operations.

2. Significant Accounting Policies (continued)

2.3. Creations and Redemptions of Shares (continued)

Changes in the Shares for the six months ended June 30, 2012 and for the year ended December 31, 2011 are set out below:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Number of redeemable Shares
Opening balance	2,100,000	1,900,000
Creations	50,000	1,450,000
Redemptions	(150,000)	(1,250,000)

Closing balance	2,000,000	2,100,000

Redeemable Shares
Opening balance	$182,586,013	$166,379,066
Creations	4,726,778	143,112,185
Redemptions	(13,643,436)	(120,762,519)
Adjustments to redemption value	(1,584,354)	(6,142,719)

Closing balance	$172,085,001	$182,586,013

Redemption value per Share at period end	$86.04	$86.95

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2012 and December 31, 2011.

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and the respective values for the six months ended June 30, 2012 and for the year ended December 31, 2011 are set out below:

	Six Months Ended June 30, 2012
	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	65,564.1	2,404,018.4	8,741.9	13,112.8	2,491,437.2
Creations	1,487.3	54,533.4	198.3	297.5	56,516.5

Redemptions (excluding bullion payable at June 30, 2012 -1,484.8, 54,443.8, 197.9 and 297.0, respectively)	(5,952.8)	(218,270.8)	(793.7)	(1,190.6)	(226,207.9)
Transfers of Bullion	(191.5)	(7,021.9)	(25.5)	(38.3)	(7,277.2)

Closing balance	60,907.1	2,233,259.1	8,121.0	12,181.4	2,314,468.6

Investment in Bullion (lower of cost or market):
Opening balance	$95,031,713	$67,745,237	$12,072,539	$8,339,760	$183,189,249
Creations	2,452,885	1,743,432	325,217	205,244	4,726,778
Redemptions (excluding bullion payable at June 30, 2012 - $2,159,242, $1,539,137, $274,627, and $189,252, respectively)*	(8,635,389)	(6,155,785)	(1,097,337)	(757,583)	(16,646,094)
Transfers of Bullion	(278,026)	(198,188)	(35,337)	(24,386)	(535,937)
Unrealized loss on investment in Bullion	—	(2,658,043)	—	(722,178)	(3,380,221)

Closing balance	$88,571,183	$60,476,653	$11,265,082	$7,040,857	$167,353,775

	Year ended December 31, 2011
	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	55,461.9	2,033,601.3	7,395.0	11,092.3	2,107,550.5
Creations	44,859.8	1,644,859.4	5,981.2	8,972.0	1,704,672.4

Redemptions (excluding bullion payable at December 31, 2011 - 2,978.6, 109,213.9, 397.1 and 595.7, respectively)	(34,336.6)	(1,259,007.4)	(4,578.2)	(6,867.3)	(1,304,789.5)
Transfers of Bullion	(421.0)	(15,434.9)	(56.1)	(84.2)	(15,996.2)

Closing balance	65,564.1	2,404,018.4	8,741.9	13,112.8	2,491,437.2

Investment in Bullion (lower of cost or market):
Opening balance	$76,213,472	$54,148,351	$12,716,653	$7,566,140	$150,644,616
Creations	68,061,096	61,734,789	10,720,634	6,974,063	147,490,582
Redemptions (excluding bullion payable at December 31, 2011 - $4,317,263, $3,077,647, $548,453, and $378,873, respectively)*	(48,650,097)	(38,678,514)	(8,000,519)	(4,951,043)	(100,280,173)
Transfers of Bullion	(592,758)	(462,550)	(97,854)	(60,298)	(1,213,460)
Realized loss on investment in Bullion	—	(8,996,839)	(3,266,375)	(1,189,102)	(13,452,316)

Closing balance	$95,031,713	$67,745,237	$12,072,539	$8,339,760	$183,189,249

*Market value of Bullion payable at December 31, 2011 - $4,689,743, $3,077,647, $548,453 and $378,873, respectively.

Market value of Bullion payable at June 30, 2012 - $2,373,501, $1,474,337, $282,711 and $171,646, respectively.

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

For the three months ended June 30, 2012 and June 30, 2011 the Sponsor’s Fee was $278,873 and $359,137, respectively. For the six months ended June 30, 2012 and June 30, 2011 the Sponsor’s Fee was $575,661 and $639,485, respectively. At June 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $86,960 and $107,543, respectively.

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

Gold held by the Trust will typically be valued on the basis of the price of an ounce of gold as set by the afternoon session of the twice daily fix of the price of an ounce of gold which starts at 3:00 PM London, England time and is performed in London by the five members of the LBMA. Silver held by the Trust will typically be valued on the basis of the price of an ounce of silver as set at approximately 12:00 noon London time and performed in London by three market making members of the LBMA. Platinum held by the Trust will typically be valued on the basis of the price of an ounce of platinum as set by the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed in London by the four fixing members of the LPPM. Palladium held by the Trust will typically be valued on the basis of the price of an ounce of palladium as set by the afternoon session of the twice daily fix of the price of an ounce of palladium which starts at 2:00 PM London, England time and is performed in London by the four fixing members of the LPPM.

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

The Quarter Ended June 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $199,885,830 at March 31, 2012 to $172,085,001 at June 30, 2012, a 13.91% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) which fell 9.47% and a decrease in outstanding Shares, which fell from 2,100,000 Shares at March 31, 2012 to 2,000,000 Shares at June 30, 2012, a result of 0 Shares (0 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the quarter.

NAV per Share decreased 9.60% from $95.18 at March 31, 2012 to $86.04 at June 30, 2012. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $278,873 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $96.31 at April 3, 2012 was the highest during the quarter, compared with a low of $84.45 at June 28, 2012.

Net loss from operations for the quarter ended June 30, 2012 was $3,411,334, resulting from a net gain of $29,532 on the transfer of Bullion to pay expenses and a net gain of $218,228 on Bullion distributed for the redemption of Shares, offset by an unrealized loss of $3,380,221 on Bullion and Sponsor’s Fees of $278,873. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2012.

The Six Months Ended June 30, 2012

The Trust’s NAV decreased from $182,586,013 at December 31, 2011 to $172,085,001 at June 30, 2012, a 5.75% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in Proportionate Price which fell 0.74% and a decrease in outstanding Shares, which fell from 2,100,000 Shares at December 31, 2011 to 2,000,000 Shares at June 30, 2012, a result of 50,000 Shares (1 Basket) being created and 150,000 Shares (3 Baskets) being redeemed during the period.

NAV per Share decreased 1.05% from $86.95 at December 31, 2011 to $86.04 at June 30, 2012. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $575,661 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $104.43 at February 29, 2012 was the highest during the period, compared with a low of $84.45 at June 28, 2012.

Net loss from operations for the period ended June 30, 2012 was $2,505,712, resulting from a net gain of $60,308 on the transfer of Bullion to pay expenses and a net gain of $1,389,862 on Bullion distributed for the redemption of Shares, offset by an unrealized loss of $3,380,221 on Bullion and Sponsor’s Fees of $575,661. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PRECIOUS METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended June 30, 2012:

0 Baskets were created.

2 Baskets were redeemed.

	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share
Period			Gold	Silver	Platinum	Palladium

April 2012	—	—	—	—	—	—
May 2012	1	50,000	0.030	1.090	0.004	0.006
June 2012	1	50,000	0.030	1.089	0.004	0.006

Total	2	100,000

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: August 9, 2012	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.