Form 10-Q
period 2012-09-30
ETFS Precious Metals Basket Trust
filed 2012-11-09
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes ☐ No ☒

As of November 7, 2012, ETFS Precious Metals Basket Trust had  2,150,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011 (3)

ASSETS
Investment in Bullion (1)
Gold	$88,743,153	$95,031,713
Silver	63,169,173	67,745,237
Platinum	11,274,708	12,072,539
Palladium	7,750,326	8,339,760
	170,937,360	183,189,249

Bullion receivable	5,036,870	-
Total assets	$175,974,230	$183,189,249

LIABILITIES
Fees payable to Sponsor	$102,055	$107,543
Bullion payable	-	8,694,716
Total liabilities	102,055	8,802,259

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	211,541,602	182,586,013
Shareholders' deficit	(35,669,427)	(8,199,023)
Total liabilities, redeemable Shares & shareholders' deficit	$175,974,230	$183,189,249

(1)  Bullion is valued at the lower of cost or market value. Refer to Note 2.1 for a breakdown of market value per metal.

(2)   Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at September 30, 2012 were 2,100,000 and at December 31, 2011 were 2,100,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES
Value of Bullion transferred to pay expenses	$266,583	$388,297	$862,828	$991,220
Cost of Bullion transferred to pay expenses	(254,070)	(332,447)	(790,007)	(875,668)
Gain on Bullion transferred to pay expenses	12,513	55,850	72,821	115,552

Gain on Bullion distributed for the redemption of Shares	139,937	5,632,640	1,529,799	11,321,552
Unrealized gain / (loss) on Bullion	3,380,221	(8,211,120)	-	(8,458,863)
Total gain / (loss) on Bullion	3,532,671	(2,522,630)	1,602,620	2,978,241

EXPENSES
Sponsor's Fee	281,679	387,740	857,339	1,027,225
Total expenses	281,679	387,740	857,339	1,027,225

Net gain / (loss) from operations	$3,250,992	$(2,910,370)	$745,281	$1,951,016

Net gain / (loss) per Share	$1.61	$(1.14)	$0.36	$0.82

Weighted average number of Shares	2,019,022	2,542,391	2,055,839	2,372,344

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$4,619,692	$43,218,748	$9,346,469	$147,490,582

Value of Bullion distributed for redemption of Shares - at average cost	$4,162,237	$21,904,191	$20,808,351	$64,531,210

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$3,250,992	$(2,910,370)	$745,281	$1,951,016
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) / decrease in Bullion assets	(3,583,585)	(12,770,990)	12,251,889	(73,624,841)
(Increase) / decrease in Bullion receivable	(5,036,870)	-	(5,036,870)	4,378,396
Decrease in Bullion payable	(4,302,195)	-	(8,694,716)	-
Increase / (decrease) in amounts payable to Sponsor	15,095	(560)	(5,488)	36,008
Increase / (decrease) in redeemable Shares:
Creations	9,656,563	43,218,752	14,383,340	143,112,185
Redemptions	-	(27,536,832)	(13,643,436)	(75,852,764)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$266,583	$388,297	$862,828	$991,220

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2012

Nine Months
Ended
September 30, 2012

Shareholders' deficit - opening balance	$(8,199,023)
Net gain for the period	745,281
Adjustment of redeemable Shares to redemption value	(28,215,685)
Shareholders' deficit - closing balance	$(35,669,427)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Gold	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$88,743,153	$63,169,173	$11,274,708	$7,750,326	$170,937,360
Unrealized gain on investment in Bullion	19,264,282	14,096,279	2,250,547	58,319	35,669,427
Investment in Bullion - market value	$108,007,435	$77,265,452	$13,525,255	$7,808,645	$206,606,787

	December 31, 2011
	Gold	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$95,031,713	$67,745,237	$12,072,539	$8,339,760	$183,189,249
Unrealized gain on investment in Bullion	8,199,023	-	-	-	8,199,023
Investment in Bullion - market value	$103,230,736	$67,745,237	$12,072,539	$8,339,760	$191,388,272

The Trust recognizes the diminution in value of the investment in Bullion which arises from market declines on an interim basis. Increases in the value of the investment in Bullion through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. For the three months ended September 30, 2012 the trust recognized an unrealized gain of $3,380,221, representing the recovery of lower of cost or market losses recognized in the previous quarters of 2012.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.2. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three business days of the trade date. Bullion receivable or payable at September 30, 2012 and December 31, 2011 is set out below:

	September 30, 2012	December 31, 2011

Bullion receivable	$5,036,870	$-

Bullion payable	$-	$8,694,716

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

The amount of Bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce per individual metal type. As a result, the value attributed to the creation or redemption of Shares may differ from the value of  Bullion to be delivered or distributed by the Trust. In order to ensure that the correct metal is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce per individual metal type.

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

Changes in the Shares for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are set out below:

	Nine Months	Year
	Ended	Ended
	September 30, 2012	December 31, 2011
Number of redeemable Shares
Opening balance	2,100,000	1,900,000
Creations	150,000	1,450,000
Redemptions	(150,000)	(1,250,000)
Closing balance	2,100,000	2,100,000

Redeemable Shares
Opening balance	$182,586,013	$166,379,066
Creations	14,383,340	143,112,185
Redemptions	(13,643,436)	(120,762,519)
Adjustment to redemption value	28,215,685	(6,142,719)
Closing balance	$211,541,602	$182,586,013

Redemption value per Share at period end	$100.73	$86.95

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2012 and December 31, 2011.

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and the respective values for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are set out below:

	Nine Months Ended September 30, 2012
	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	65,564.1	2,404,018.4	8,741.9	13,112.8	2,491,437.2
Creations (excluding bullion receivable at September 30, 2012 - 1,482.6 oz, 54,362.4 oz, 197.7 oz, 296.5 oz, respectively)	2,970.6	108,921.6	396.1	594.1	112,882.4
Redemptions	(7,437.7)	(272,714.5)	(991.7)	(1,487.5)	(282,631.4)
Transfers of Bullion	(282.1)	(10,342.3)	(37.6)	(56.4)	(10,718.4)
Closing balance	60,814.9	2,229,883.2	8,108.7	12,163.0	2,310,969.8

Investment in Bullion (lower of cost or market):
Opening balance	$95,031,713	$67,745,237	$12,072,539	$8,339,760	$183,189,249
Creations (excluding bullion receivable at September 30, 2012 - $2,633,115, $1,883,656, $329,732 and $190,367, respectively)*	4,915,933	3,410,976	626,232	393,328	9,346,469
Redemptions	(10,794,631)	(7,694,921)	(1,371,964)	(946,835)	(20,808,351)
Transfers of Bullion	(409,862)	(292,119)	(52,099)	(35,927)	(790,007)
Closing balance	$88,743,153	$63,169,173	$11,274,708	$7,750,326	$170,937,360

	Year Ended December 31, 2011
	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	55,461.9	2,033,601.3	7,395.0	11,092.3	2,107,550.5
Creations	44,859.8	1,644,859.4	5,981.2	8,972.0	1,704,672.4
Redemptions (excluding bullion payable at December 31, 2011 - 2,978.6 oz, 109,213.9 oz, 397.1 oz and 595.7 oz, respectively)	(34,336.6)	(1,259,007.4)	(4,578.2)	(6,867.3)	(1,304,789.5)
Transfers of Bullion	(421.0)	(15,434.9)	(56.1)	(84.2)	(15,996.2)
Closing balance	65,564.1	2,404,018.4	8,741.9	13,112.8	2,491,437.2

Investment in Bullion (lower of cost or market):
Opening balance	$76,213,472	$54,148,351	$12,716,653	$7,566,140	$150,644,616
Creations	68,061,096	61,734,789	10,720,634	6,974,063	147,490,582
Redemptions (excluding bullion payable at December 31, 2011 - $4,317,263, $3,077,647, $548,453 and $378,873, respectively)*	(48,650,097)	(38,678,514)	(8,000,519)	(4,951,043)	(100,280,173)
Transfers of Bullion	(592,758)	(462,550)	(97,854)	(60,298)	(1,213,460)
Realized loss on investment in Bullion	-	(8,996,839)	(3,266,375)	(1,189,102)	(13,452,316)
Closing balance	$95,031,713	$67,745,237	$12,072,539	$8,339,760	$183,189,249

* Market value of Bullion receivable at September 30, 2012 - $2,633,155, $1,883,656, $329,732 and $190,367, respectively

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

For the three months ended September 30, 2012 and 2011 the Sponsor’s Fee was $281,679 and $387,740, respectively. For the nine months ended September 30, 2012 and 2011 the Sponsor’s Fee was $857,339 and $1,027,225, respectively. At September 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $102,055 and $107,543, respectively.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on October 18, 2010. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

The Trust holds Bullion (consisting of gold, silver, platinum and palladium in specified proportions) and is expected to issue Baskets in exchange for deposits of Bullion, and to distribute Bullion in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in the ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, silver, platinum and palladium in the proportions held by the Trust, less the Trust’s expenses. The Trust holds Bullion in a ratio such that for every 0.03 ounces of gold, it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in Bullion.

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “GLTR”.

Valuation of Bullion and Computation of Net Asset Value

On each business day that the NYSE Arca is open for regular trading, as soon as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee values the Bullion held by the Trust and determines both the ANAV and the NAV of the Trust.

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

The Quarter Ended September 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $172,085,001 at June 30, 2012 to $211,541,602 at September 30, 2012, a 22.93%  increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) which rose 17.25% and an increase in outstanding Shares, which rose from 2,000,000 Shares at June 30, 2012 to 2,100,000 Shares at September 30, 2012, a result of 100,000 Shares (2  Baskets) being created. No Shares were redeemed during the quarter.

NAV per Share increased 17.07% from $86.04 at June 30, 2012 to $100.73 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $281,679 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $101.28 at September 14, 2012 was the highest during the quarter, compared with a low of $84.23 at July 12, 2012.

Net gain from operations for the quarter ended September 30, 2012 was $3,250,992, resulting from a net gain of $12,513 on the transfer of Bullion to pay expenses and a net gain of $139,937 on Bullion distributed for the redemption of Shares and an unrealized gain of $3,380,221, offset by Sponsor’s Fees of $281,679. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2012.

The Nine Months Ended September 30, 2012

The Trust’s NAV increased  from $182,586,013 at December 31, 2011 to $211,541,602 at September 30, 2012, a 15.86% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the Proportionate Price which rose 16.38%. There was no net change in the number of outstanding Shares from December 31, 2011 to September 30, 2012 with 2,100,000 Shares outstanding, a result of 150,000 Shares (3 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the period.

NAV per Share increased 15.85% from $86.95 at December 31, 2011 to $100.73 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $857,339 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $104.43 at February 29, 2012 was the highest during the period, compared with a low of $84.23 at July 12, 2012.

Net gain from operations for the period ended September 30, 2012 was $745,281, resulting from a net gain of $72,821 on the transfer of Bullion to pay expenses and a net gain of $1,529,799 on Bullion distributed for the redemption of Shares, offset by Sponsor’s Fees of $857,339. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion gold, silver, platinum and palladium held by the trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).           None.

Item 2(b).           Not applicable.

Item 2(c).            For the three months ended September 30, 2012:

2 Baskets were created.

0 Baskets were redeemed.

	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share
Period			Gold	Silver	Platinum	Palladium
July 2012	-	-	-	-	-	-
August 2012	-	-	-	-	-	-
September 2012	-	-	-	-	-	-
Total	-	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ETFS PRECIOUS METALS BASKET TRUST

Item 6. Exhibits

(a)	Exhibits
(b)

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: November 9, 2012	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.