Form 10-K
period 2012-12-31
ETFS Precious Metals Basket Trust
filed 2013-02-28
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2012 as reported by the NYSE Arca, Inc. on that date: $173,300,000

As of February 26, 2013, ETFS Precious Metals Basket Trust has 2,350,000 ETFS Physical PM Basket Shares outstanding.

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

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $182,586,013 at December 31, 2011 to $202,243,499 at December 31, 2012, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 2,100,000 Shares at December 31, 2011 to 2,200,000 Shares at December 31, 2012.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of physical gold, silver, platinum and palladium in the proportions held by the Trust, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”) and the London and Zurich bullion markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global bullion market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

The Sponsor’s Fee for the year ended December 31, 2012 was $1,168,126 (December 31, 2011: $1,402,637; Period ended December 31, 2010: $127,667).

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

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account, either loco London or loco Zurich, with the required Bullion deposit amount in the specified proportion of gold, silver, platinum and palladium by the third business day in London or Zurich following the purchase order date. Upon receipt of the Bullion deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the third business day following the purchase order date the Bullion deposit amount from the Authorized Participant Unallocated Account to the unallocated Bullion account of the Trust established with the Custodian under the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct the Depository Trust Company (the “DTC”) to credit the number of Baskets ordered to the Authorized Participant’s DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the Bullion deposit amount from the Trust Unallocated Account to the allocated Bullion account of the Trust established with the Custodian under the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”), by transferring specific Bullion bars and plates or ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

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

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s Bullion as needed to pay the Sponsor’s Fee in Bullion (Bullion transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s Bullion and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s Bullion as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s Bullion. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodians for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodians’ facilities will be arranged through the Custodian. In addition, other than with respect to the Zurich Sub-Custodians, the Trustee has no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian, the Zurich Sub-Custodians, or any other sub-custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

The Custodian’s Role

The Custodian is responsible for safekeeping for the Trust Bullion deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodians and its other sub-custodians, if any. The Custodian facilitates the transfer of Bullion in and out of the Trust through the unallocated Bullion accounts it will maintain for each Authorized Participant and the unallocated and allocated Bullion accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated Bullion to be held in London. The Zurich Sub-Custodian holds at its Zurich, Switzerland vault premises that portion of the Trust’s allocated platinum and palladium to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific bars of physical gold and silver and specific plates or ingots of physical platinum and palladium to the Trust’s allocated Bullion account. The Custodian will provide the Trustee with regular reports detailing the Bullion transfers in and out of the Trust’s unallocated and allocated Bullion accounts and identifying the gold and silver bars and the platinum and palladium plates or ingots held in the Trust’s allocated Bullion account.

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

Custody of the Trust’s Bullion

Custody of the physical gold and silver deposited with and held by the Trust is provided by the Custodian at its London, England vaults and by other sub-custodians on a temporary basis only in unallocated form. Custody of the physical platinum and palladium deposited with and held by the Trust is provided by the Custodian at its London, England vaults and by the Zurich Sub-Custodians selected by the Custodian in their Zurich, Switzerland vaults and by other sub-custodians on a temporary basis only in unallocated form. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA and the LPPM.

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

In addition, recent legislation effective after December 31, 2012, if applicable to a Shareholder, imposes a new 3.8% Medicare contribution tax on net investment income. Shareholders should consult their tax advisor regarding this tax.

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

Maximum 28% Long-Term Capital Gains Tax Rate for US Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including Bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual US Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any Bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

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

•          Global or regional political, economic or financial events and situations; and

•          Global Bullion supply and demand.

Global supply and demand for gold is influenced by such factors as jewelry demand, investment demand, import taxes, central bank purchases and sales, and production and cost levels in major gold-producing countries such as South Africa, the United States and Australia. Global supply and demand for silver is influenced by general changes in economic conditions, such as a recession or other economic downturn, because of the wide use of silver in a range of industrial applications. Recycling, jewelry demand and investment demand are also important drivers of silver supply and demand. Global platinum supply is influenced by such factors as production and cost levels in major platinum-producing countries, such as South Africa, which accounted for 73% of the world’s platinum supply in 2012. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand. Global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries such as South Africa and Russia. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past eight years and are likely to be exhausted soon, placing a higher burden on new mine supply.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2003 to 2012, world platinum supply averaged 6.31 million ounces and world palladium supply averaged 7.57 million ounces. In 2012, supply measured 5.84 million ounces of platinum and 6.57 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

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

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of the underlying Bullion by allowing market participants to profit from divergences, may not exist and, as a result, the price of the Shares may fall.

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

A continued decline in the automobile industry may have the effect of causing a decline in the prices of platinum and palladium and a corresponding decline in the price of Shares. Among them:

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 38% of the global demand in platinum and 67% of the global demand in palladium in 2012. The European automotive industry is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales may result in a decline in autocatalyst demand. A continued in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

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

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust’s unallocated Bullion account (Unallocated Account Agreement) and the Trust’s allocated Bullion account (Allocated Account Agreement), the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the Bullion held in the Trust Allocated Account at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of Bullion credited to the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian or other Bullion clearing bank and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, the Zurich Sub-Custodian and any other sub-custodians are governed by English law, which may frustrate the Trust in attempting to receive legal redress against the Custodian, the Zurich Sub-Custodian or any sub-custodian concerning its Bullion.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian has entered into arrangements with the Zurich Sub-Custodian and may enter into arrangements with any other sub-custodians for all or a significant portion of the Trust’s Bullion, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA or LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Zurich Sub-Custodian or any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

If the Trust’s Bullion is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian, the Zurich Sub-Custodian or any other sub-custodians or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, the Zurich Sub-Custodian and any sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trustee against the Custodian, the Zurich Sub-Custodian or any sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

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

While some trading occurs in London, platinum and palladium generally trade on a loco Zurich basis whereby the physical precious metal is held in vaults located in Zurich or is transferred into accounts established in Zurich. The Custodian does not have a vault in Zurich and is reliant on the Zurich Sub-Custodians for the safekeeping of all or a substantial portion of the Trust’s allocated platinum and palladium that is held in Zurich. Other than obligations to (1) use reasonable care in appointing the Zurich Sub-Custodian, (2) require any Zurich Sub-Custodians to segregate the platinum and palladium held by it for the Trust from any other platinum and palladium held by it for the Custodian and any other customers of the Custodian by making appropriate entries in its books and records and (3) ensure that the Zurich Sub-Custodian provide confirmation to the Trustee that it has undertaken to segregate the platinum and palladium held by it for the Trust, the Custodian is not liable for the acts or omissions of the Zurich Sub-Custodian. Other than as described above, the Custodian does not undertake to monitor the performance by the Zurich Sub-Custodians of their custody functions. The Trustee’s obligation to monitor the performance of the Custodian is limited to receiving and reviewing the reports of the Custodian. The Trustee does not monitor the performance of the Zurich Sub-Custodians or any other sub-custodian. In addition, the ability of the Trustee and the Sponsor to monitor the performance of the Custodian may be limited because under the Custody Agreements, the Trustee and the Sponsor have only limited rights to visit the premises of the Custodian or the Zurich Sub-Custodians for the purpose of examining the Trust’s platinum and palladium and certain related records maintained by the Custodian or Zurich Sub-Custodians.

As a result of the above, any failure by any Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s platinum or palladium may not be detectable or controllable by the Custodian or the Trustee and could result in a loss to the Trust.

Because neither the Trustee nor the Custodian oversees or monitors the activities of sub-custodians who may hold the Trust’s Bullion, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s Bullion could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are (1) in London only for all Bullion, Barclays Bank plc, The Bank of Nova Scotia – ScotiaMocatta, HSBC Bank USA, N.A and Deutsche Bank A.G (2) in London only for gold only, the Bank of England (3) in London and Zurich for all Bullion, Union Bank of Switzerland (UBS), Brink’s Global Services Inc., Via Mat International and (4) in Zurich only for platinum and palladium only, Credit Suisse, and the custodian may use LBMA and LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian has selected the Zurich Sub-Custodians, and the Zurich Sub-Custodians maintain custody of that portion of the Trust’s allocated platinum and palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodians and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

The obligations of any sub-custodian of the Trust’s Bullion are not determined by contractual arrangements but by LBMA and LPPM rules and London or Zurich bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its Bullion custodied with sub-custodians.

Except for the Custodian’s arrangement with the Zurich Sub-Custodians, there are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s Bullion and the Trustee or the Custodian because traditionally such arrangements are based on the LBMA’s and the LPPM’s rules and on the customs and practices of the London or Zurich bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s and the LPPM’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of Bullion. If the Trust’s Bullion is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s Bullion will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of Bullion by such sub-custodian.

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

Bullion which is part of a deposit for a purchase order or part of a redemption distribution is held for a time in the Trust Unallocated Account and, previously or subsequently in, the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, have no proprietary rights to any specific bars of gold or silver or plates or ingots of platinum or palladium held by the Custodian and are each an unsecured creditor of the Custodian with respect to the amount of Bullion held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s Bullion in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a sub-custodian fails to so segregate Bullion held by it on behalf of the Trust, unallocated Bullion will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of Bullion held in their respective unallocated Bullion accounts.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 22, 2010, the Trust’s Shares commenced trading on the NYSE Arca under the symbol GLTR, and the Trust commenced operations, began accruing expenses and began the calculation of NAV.

The following tables set out the range of high and low closing prices for the Shares have been reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2012 and 2011:

Fiscal Year Ended December 31, 2012: Quarter Ended
	High	Low
March 31, 2012	$104.66	$88.77
June 30, 2012	$96.36	$83.82
September 30, 2012	$101.13	$84.74
December 31, 2012	$101.91	$91.55

Fiscal Year Ended December 31, 2011: Quarter Ended
	High	Low
March 31, 2011	$95.86	$80.75
June 30, 2011	$111.68	$92.36
September 30, 2011	$116.58	$90.08
December 31, 2011	$102.42	$85.04

The number of Shares of the Trust as of February 26, 2013 was 2,350,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2012	$94.51	$85.43
September 2012	$101.13	$95.29
October 2012	$101.91	$94.61
November 2012	$99.33	$93.07
December 2012	$97.91	$91.55
January 2013	$96.01	$91.67

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. Although the Trust does not purchase Shares directly from its shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the reporting periods ended December 31, 2012 and 2011:

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2012	50,000	0.030	1.092	0.004	0.006
February 2012	-	-	-	-	-
March 2012	-	-	-	-	-
April 2012	-	-	-	-	-
May 2012	50,000	0.030	1.090	0.004	0.006
June 2012	50,000	0.030	1.089	0.004	0.006
July 2012	-	-	-	-	-
August 2012	-	-	-	-	-
September 2012	-	-	-	-	-
October 2012	-	-	-	-	-
November 2012	-	-	-	-	-
December 2012	-	-	-	-	-
Total	150,000

Month	Total number of	Average ounces of Bullion per Share
	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2011	50,000	0.030	1.098	0.004	0.006
February 2011	50,000	0.030	1.097	0.004	0.006
March 2011	-	-	-	-	-
April 2011	-	-	-	-	-
May 2011	400,000	0.030	1.096	0.004	0.006
June 2011	-	-	-	-	-
July 2011	-	-	-	-	-
August 2011	250,000	0.030	1.094	0.004	0.006
September 2011	-	-	-	-	-
October 2011	100,000	0.030	1.094	0.004	0.006
November 2011	-	-	-	-	-
December 2011	400,000	0.030	1.092	0.004	0.006
Total	1,250,000

Item 6. Selected Financial Data

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2012	December 31, 2011	December 31, 2010*
(Amounts in 000's of US$ except for Share and per Share data)
Total assets	$185,427	$183,189	$155,023
Total gain / (loss) on Bullion	$1,649	$(1,504)	$-
Net gain / (loss) from operations	$481	$(2,907)	$(128)
Weighted average number of Shares	2,078,825	2,398,219	1,246,000
Net gain / (loss) per Share	$0.23	$(1.21)	$(0.10)
Net cash provided by operating activities	$-	$-	$-

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

NAV per Share vs. Proportionate Price from the Date of Inception to December 31, 2012

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

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Investment in Bullion - average cost	$185,427	$196,642
Realized loss on investment in Bullion	-	(13,452)
Investment in Bullion - lower of cost or market value	185,427	183,190
Unrealized gain on investment in Bullion	16,919	8,199
Investment in Bullion - market value	$202,346	$191,389

Inspection of Bullion

Under the Custody Agreements, the Sponsor has exercised its right to visit the Custodian, in order to examine the Bullion and the records maintained by the Custodian. The inspection held as of December 31, 2012 by Inspectorate, a leading commodity inspection and testing company, confirmed that the Custodian’s records of Bullion held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2012 and 2011, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2012	December 31, 2011	December 31, 2010*
(Amounts in 000's of US$)
Total gain / (loss) on Bullion	$1,649	$(1,504)	$-
Net gain / (loss) from operations	$481	$(2,907)	$(128)
Net cash provided by operating activities	$-	$-	$-

* Period from October 18, 2010

The year ended December 31, 2012

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $182,586,013 at December 31, 2011 to $202,243,499 at December 31, 2012, a 10.77% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the prices per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) which rose 6.37% from December 31, 2011 to December 31, 2012 and an increase in outstanding Shares, which rose from 2,100,000 Shares at December 31, 2011 to 2,200,000 Shares at December 31, 2012, a result of 250,000 Shares (5 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the year.

NAV per Share increased 5.73% from $86.95 at December 31, 2011 to $91.93 at December 31, 2012. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which were $1,168,126 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $104.43 at February 29, 2012 was the highest during the year, compared with a low of $84.23 at July 12, 2012.

Net gain from operations for the year ended December 31, 2012 was $480,805, resulting from a net gain of $119,131 on the transfer of Bullion to pay expenses and a net gain of $1,529,799 on Bullion distributed for the redemption of Shares, offset by Sponsor’s Fee of $1,168,126. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2012.

The year ended December 31, 2011

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

The Proportionate Price decreased 0.11% from December 31, 2010 to December 31, 2011.

NAV per Share decreased 0.71% from $87.57 at December 31, 2010 to $86.95 at December 31, 2011. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which were $1,402,637 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $115.66 at August 22, 2011 was the highest during the year, compared with a low of $80.76 at January 28, 2011.

Net loss from operations for the year ended December 31, 2011 was $2,907,486, resulting from a net gain of $159,838 on the transfer of Bullion to pay expenses and a net gain of $11,787,629 on Bullion distributed for the redemption of Shares, offset by a realized loss on Bullion of $13,452,316 and Sponsor’s Fee of $1,402,637. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2011.

Review of Financial Results (continued)

Period ended December 31, 2010

The Trust was formed as a legal entity on October 18, 2010 with an initial deposit of Bullion. The NAV at October 18, 2010 was $7,767,550.

The Trust’s Shares commenced trading on the NYSE Arca under the symbol GLTR on October 22, 2010. The Trust began accruing expenses and calculating NAV from this date.

The increase in NAV from $7,767,550 to $7,689,900 from October 18, 2010 to October 22, 2010 was due to increases in the Proportionate Price.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

Quarterly Income Statements

Year ended December 31, 2012
	Three months ended				Year ended
(Amounts in 000's of US$ except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of Bullion transferred to pay expenses	$304	$292	$267	$309	$1,172
Cost of Bullion transferred to pay expenses	(273)	(263)	(254)	(263)	(1,053)
Gain / (loss) on Bullion transferred to pay expenses	31	29	13	46	119

Gain / (loss) on Bullion distributed for the redemption of Shares	1,172	218	140	-	1,530
Unrealized gain / (loss) on investment in Bullion	-	(3,380)	3,380	-	-
Total gain / (loss) on Bullion	1,203	(3,133)	3,533	46	1,649

Expenses
Sponsor's Fee	297	279	282	310	1,168
Total expenses	297	279	282	310	1,168
Net gain / (loss) from operations	$906	$(3,412)	$3,251	$(264)	$481

Net gain / (loss) per Share	$0.44	$(1.64)	$1.61	$(0.12)	$0.23

Weighted average number of Shares	2,072,527	2,076,374	2,019,022	2,147,283	2,078,825

Year ended December 31, 2011
	Three months ended				Year ended
(Amounts in 000's of US$ except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of Bullion transferred to pay expenses	$245	$358	$388	$382	$1,373
Cost of Bullion transferred to pay expenses	(234)	(310)	(332)	(338)	(1,214)
Gain / (loss) on Bullion transferred to pay expenses	11	48	56	44	159

Gain / (loss) on Bullion distributed for the redemption of Shares	438	5,251	5,633	466	11,788
Unrealized gain / (loss) on investment in Bullion	-	(248)	(8,211)	8,459	-
Realized loss on Bullion	-	-	-	(13,452)	(13,452)
Total gain / (loss) on Bullion	449	5,051	(2,522)	(4,483)	(1,505)

Expenses
Sponsor's Fee	280	359	388	375	1,402
Total expenses	280	359	388	375	1,402
Net gain / (loss) from operations	$169	$4,692	$(2,910)	$(4,858)	$(2,907)

Net gain / (loss) per Share	$0.08	$1.91	$(1.14)	$(1.96)	$(1.21)

Weighted average number of Shares	2,115,556	2,456,044	2,542,391	2,475,000	2,398,219

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-11 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2012.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2012.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Precious Metals Basket Trust

We have audited the internal control over financial reporting of ETFS Precious Metals Basket Trust (the “Trust”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Trust as of and for the year ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 27, 2013

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

9
	Amount and
	Nature
	of Beneficial	Percent of
Name and Address	Ownership	Class
Bank of America Corporation....................................................................................................................	119,385	5.43%
100 North Tryon Street
Charlotte, NC 28255

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Audit fees	$53,000	$52,500
Audit related fees	15,400	13,750
	$68,400	$66,250

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2012 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

ETFS PRECIOUS METALS BASKET TRUST
FINANCIAL STATEMENTS AS OF December 31, 2012
INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at December 31, 2012 and 2011	F-3

Statements of Operations for the years ended December 31, 2012 and 2011 and the period October 18, 2010 through December 31, 2010	F-4

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the period October 18, 2010 through December 31, 2010	F-5

Statements of Changes in Shareholders’ Deficit for the years ended December 31, 2012 and 2011 and the period October 18, 2010 through December 31, 2010	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Precious Metals Basket Trust:

We have audited the accompanying statements of financial condition of ETFS Precious Metals Basket Trust (the “Trust”) as of December 31, 2012 and 2011, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011 and the period October 18, 2010 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Precious Metals Basket Trust at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and the period October 18, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2013

ETFS PRECIOUS METALS BASKET TRUST

Statements of Financial Condition
At December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except Share data)
ASSETS
Investment in Bullion (1)
Gold	$96,337	$95,032
Silver	68,563	67,745
Platinum	12,213	12,072
Palladium	8,314	8,340
	185,427	183,189

Total assets	$185,427	$183,189

LIABILITIES
Fees payable to Sponsor	$103	$107
Bullion payable	-	8,695
Total liabilities	103	8,802

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	202,243	182,586
Shareholders' deficit	(16,919)	(8,199)
Total liabilities, redeemable Shares & shareholders' deficit	$185,427	$183,189

(1)        The investment in Bullion is valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and market value of the investment in Bullion.

(2)        Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2012 were 2,200,000 and at December 31, 2011 were 2,100,000.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Operations
For the years ended December 31, 2012 and 2011 and the period October 18, 2010* through December 31, 2010

			Period
	Year	Year	October 18, 2010*
	Ended	Ended	Through
	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$ except for Share and per Share data)
REVENUES
Value of Bullion transferred to pay expenses	$1,172	$1,373	$49
Cost of Bullion transferred to pay expenses	(1,053)	(1,213)	(49)
Gain on Bullion transferred to pay expenses	119	160	-

Gain on Bullion distributed for the redemption of Shares	1,530	11,788	-
Realized loss on Bullion	-	(13,452)	-
Total gain / (loss) on Bullion	1,649	(1,504)	-

EXPENSES
Sponsor's Fee	1,168	1,403	128
Total expenses	1,168	1,403	128

Net gain / (loss) from operations	$481	$(2,907)	$(128)

Net gain / (loss) per Share	$0.23	$(1.21)	$(0.10)

Weighted average number of Shares	2,078,825	2,398,219	1,246,000

* Date of Inception.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Cash Flows
For the years ended December 31, 2012 and 2011 and the period October 18, 2010* through December 31, 2010

			Period
	Year	Year	October 18, 2010*
	Ended	Ended	Through
	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-	$-
Cash expenses paid	-	-	-
Increase in cash resulting from operations	-	-	-

Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$24,100	$147,490	$150,694

Value of Bullion distributed for redemption of Shares - at average cost	$20,809	$100,280	$-

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$481	$(2,907)	$(128)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
Increase in Bullion assets	(2,238)	(32,545)	(150,644)
Decrease / (increase) in Bullion receivable	-	4,378	(4,378)
(Decrease) / increase in Bullion payable	(8,695)	8,695	-
(Decrease) / increase in amounts payable to Sponsor	(4)	29	78
Increase / (decrease) in redeemable Shares:
Creations	24,100	143,112	155,072
Redemptions	(13,644)	(120,762)	-
Net cash provided by operating activities	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$1,172	$1,373	$49

* Date of Inception

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2012 and 2011 and the period October 18, 2010* through December 31, 2010

			Period
	Year	Year	October 18, 2010*
	Ended	Ended	Through
	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(8,199)	$(11,435)	$-
Net gain / (loss) from operations	481	(2,907)	(128)
Adjustment of redeemable Shares to redemption value	(9,201)	6,143	(11,307)
Shareholders' deficit - closing balance	$(16,919)	$(8,199)	$(11,435)

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

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration to the Sponsor (“Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust. The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as at December 31, 2012 and 2011:

	December 31, 2012
	Gold	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - average cost	$96,337	$68,563	$12,213	$8,314	$185,427
Unrealized gain on investment in Bullion	12,101	3,002	1,020	796	16,919
Investment in Bullion - market value	$108,438	$71,565	$13,233	$9,110	$202,346

	December 31, 2011
	Gold	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$95,032	$76,742	$15,339	$9,529	$196,642
Realized loss on investment in Bullion	-	(8,997)	(3,266)	(1,189)	(13,452)
	95,032	67,745	12,073	8,340	183,190
Unrealized gain on investment in Bullion	8,199	-	-	-	8,199
Investment in Bullion - market value	$103,231	$67,745	$12,073	$8,340	$191,389

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

Bullion receivable or payable at December 31, 2012 and 2011 is set out below.

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Bullion receivable	$-	$-

Bullion payable	$-	$8,695

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

Changes in the Shares for the years ended December 31, 2012 and 2011 and the period October 18, 2010* through December 31, 2010:

			Period
	Year	Year	October 18, 2010*
	Ended	Ended	Through
(Amounts in 000's of US$ except for Share and per Share data)	December 31, 2012	December 31, 2011	December 31, 2010
Number of redeemable Shares
Opening balance	2,100,000	1,900,000	-
Creations	250,000	1,450,000	1,900,000
Redemptions	(150,000)	(1,250,000)	-
Closing balance	2,200,000	2,100,000	1,900,000

Redeemable Shares
Opening balance	$182,586	$166,379	$-
Creations	24,100	143,112	155,072
Redemptions	(13,644)	(120,762)	-
Adjustment to redemption value	9,201	(6,143)	11,307
Closing balance	$202,243	$182,586	$166,379

Redemption value per Share at period end	$91.93	$86.95	$87.57

* Date of Inception

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.4. Revenue Recognition Policy

Revenues consist of realized gains / losses resulting from the transfer of Bullion for Share redemptions and / or to pay expenses.  Realized gains / losses are recognized on a trade date basis.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the years ended December 31, 2012 and 2011:

	December 31, 2012
(Amounts in 000's of US$ except for ounces data)	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	65,564.1	2,404,018.4	8,741.9	13,112.8	2,491,437.2
Creations	7,415.9	271,916.7	988.8	1,483.2	281,804.6
Redemptions	(7,437.6)	(272,714.5)	(991.7)	(1,487.6)	(282,631.4)
Transfers of Bullion to pay expenses	(375.1)	(13,753.2)	(50.0)	(75.0)	(14,253.3)
Closing balance	65,167.3	2,389,467.4	8,689.0	13,033.4	2,476,357.1

Investment in Bullion (lower of cost or market):
Opening balance	$95,032	$67,745	$12,072	$8,340	$183,189
Creations	12,647	8,902	1,582	969	24,100
Redemptions	(10,795)	(7,695)	(1,372)	(947)	(20,809)
Transfers of Bullion to pay expenses	(547)	(390)	(69)	(47)	(1,053)
Closing balance	$96,337	$68,562	$12,213	$8,315	$185,427

	December 31, 2011
	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	55,461.9	2,033,601.3	7,395.0	11,092.3	2,107,550.5
Creations	44,859.8	1,644,859.4	5,981.2	8,972.0	1,704,672.4
Redemptions	(34,336.6)	(1,259,007.4)	(4,578.2)	(6,867.3)	(1,304,789.5)
Transfers of Bullion to pay expenses	(421.0)	(15,434.9)	(56.1)	(84.2)	(15,996.2)
Closing balance	65,564.1	2,404,018.4	8,741.9	13,112.8	2,491,437.2

Investment in Bullion (lower of cost or market):
Opening balance	$76,213	$54,148	$12,717	$7,566	$150,644
Creations	68,061	61,735	10,720	6,974	147,490
Redemptions	(48,650)	(38,678)	(8,001)	(4,951)	(100,280)
Transfers of Bullion to pay expenses	(592)	(463)	(98)	(60)	(1,213)
Realized loss on investment in Bullion	-	(8,997)	(3,266)	(1,189)	(13,452)
Closing balance	$95,032	$67,745	$12,072	$8,340	$183,189

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

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

For the year ended December 31, 2012 the Sponsor’s Fee was $1,168,126  (December 31, 2011: $1,402,637; Period October 18, 2010 to December 31, 2010: $127,667).

As at December 31, 2012,  $103,116 was payable to the Sponsor (December 31, 2011: $107,543).

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

ETFS PRECIOUS METALS BASKET TRUST

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

4. Concentration of Risk

The Trust’s sole business activity is the investment in Bullion, and substantially all the Trust’s assets are holdings of Bullion which creates a concentration risk associated with fluctuations in the price of Bullion. Several factors could affect the price of Bullion, including: (i) global Bullion supply and demand, which is influenced by factors such as production and cost levels in major Bullion-producing countries. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of Bullion supply and demand; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that Bullion will maintain its long-term value in terms of purchasing power in the future. In the event that the price of Bullion declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

Click here to enter text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2013

/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date:	February 28, 2013

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.