Form 10-Q
period 2013-03-31
ETFS Precious Metals Basket Trust
filed 2013-05-08
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Yes ☐ No ☒

As of May 6, 2013, ETFS Precious Metals Basket Trust had  2,550,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

1

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012 (3)
(Amounts in 000's of US$, except Share data)
ASSETS
Investment in Bullion (1)
Gold	$108,358	$96,337
Silver	76,096	68,563
Platinum	13,801	12,213
Palladium	9,398	8,314
	207,653	185,427

Total assets	$207,653	$185,427

LIABILITIES
Fees payable to Sponsor	$109	$103
Total liabilities	109	103

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	218,191	202,243
Shareholders' deficit	(10,647)	(16,919)
Total liabilities, redeemable Shares & shareholders' deficit	$207,653	$185,427

(1)  Bullion is valued at the lower of cost or market value. Refer to Note 2.1 for a breakdown of market value per metal.

(2)  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2013 were 2,450,000 and at December 31, 2012 were 2,200,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2013 and 2012

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of Bullion transferred to pay expenses	$309	$304
Cost of Bullion transferred to pay expenses	(282)	(273)
Gain on Bullion transferred to pay expenses	27	31

Gain on Bullion distributed for the redemption of Shares	-	1,172
Unrealized loss on Bullion	(617)	-
Total (loss) / gain on Bullion	(590)	1,203

EXPENSES
Sponsor's Fee	315	297
Total expenses	315	297

Net (loss) / gain from operations	$(905)	$906

Net (loss) / gain per Share	$(0.39)	$0.44

Weighted average number of Shares	2,319,444	2,072,527

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2013 and 2012

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$23,125	$4,727

Value of Bullion distributed for redemption of Shares - at average cost	$-	$12,481

RECONCILIATION OF NET (LOSS) / GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net (loss) / gain from operations	$(905)	$906
Adjustments to reconcile net (loss) / gain to net cash provided by operating activities:
(Increase) / decrease in Bullion assets	(22,226)	8,027
Decrease in Bullion payable	-	(8,695)
Increase / (decrease) in amounts payable to Sponsor	6	(7)
Increase / (decrease) in redeemable Shares:
Creations	23,125	4,727
Redemptions	-	(4,958)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$309	$304

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the three months ended March 31, 2013

Three Months
Ended
March 31, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(16,919)
Net loss for the period	(905)
Adjustment of redeemable Shares to redemption value	7,177
Shareholders' deficit - closing balance	$(10,647)

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Unaudited Financial Statements

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Gold	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - average cost	$108,358	$76,713	$13,801	$9,398	$208,270
Unrealized gain / (loss) on investment in Bullion	7,458	(617)	1,426	1,762	10,029
Investment in Bullion - market value	$115,816	$76,096	$15,227	$11,160	$218,299

	December 31, 2012
	Gold	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - average cost	$96,337	$68,563	$12,213	$8,314	$185,427
Unrealized gain on investment in Bullion	12,101	3,002	1,020	796	16,919
Investment in Bullion - market value	$108,438	$71,565	$13,233	$9,110	$202,346

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

There was no Bullion receivable or payable at March 31, 2013 and December 31, 2012

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

The amount of Bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce per individual metal type. As a result, the value attributed to the creation or redemption of Shares may differ from the value of Bullion to be delivered or distributed by the Trust. In order to ensure that the correct amount of Bullion is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce per individual metal type.

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

Changes in the Shares for the three months ended March 31, 2013 and for the year ended December 31, 2012 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31, 2013	December 31, 2012
Number of redeemable Shares
Opening balance	2,200,000	2,100,000
Creations	250,000	250,000
Redemptions	-	(150,000)
Closing balance	2,450,000	2,200,000

Redeemable Shares
Opening balance	$202,243	$182,586
Creations	23,125	24,100
Redemptions	-	(13,644)
Adjustment to redemption value	(7,177)	9,201
Closing balance	$218,191	$202,243

Redemption value per Share at period end	$89.06	$91.93

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2013 and December 31, 2012.

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and the respective values for the three months ended March 31, 2013 and for the year ended December 31, 2012 are set out below:

	Three months ended March 31, 2013
(Amounts in 000's of US$, except for ounces data)	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	65,167.3	2,389,467.4	8,689.0	13,033.4	2,476,357.1
Creations	7,395.7	271,177.3	986.1	1,479.2	281,038.3
Transfers of Bullion to pay expenses	(98.9)	(3,625.6)	(13.2)	(19.8)	(3,757.5)
Closing balance	72,464.1	2,657,019.1	9,661.9	14,492.8	2,753,637.9

Investment in Bullion (lower of cost or market):
Opening balance	$96,337	$68,562	$12,213	$8,315	$185,427
Creations	12,167	8,255	1,607	1,096	23,125
Transfers of Bullion to pay expenses	(146)	(104)	(19)	(13)	(282)
Unrealized loss on investment Bullion	-	(617)	-	-	(617)
Closing balance	$108,358	$76,096	$13,801	$9,398	$207,653

	Year ended December 31, 2012
(Amounts in 000's of US$, except for ounces data)	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	65,564.1	2,404,018.4	8,741.9	13,112.8	2,491,437.2
Creations	7,415.9	271,916.7	988.8	1,483.2	281,804.6
Redemptions	(7,437.6)	(272,714.5)	(991.7)	(1,487.6)	(282,631.4)
Transfers of Bullion to pay expenses	(375.1)	(13,753.2)	(50.0)	(75.0)	(14,253.3)
Closing balance	65,167.3	2,389,467.4	8,689.0	13,033.4	2,476,357.1

Investment in Bullion (lower of cost or market):
Opening balance	$95,032	$67,745	$12,072	$8,340	$183,189
Creations	12,647	8,902	1,582	969	24,100
Redemptions	(10,795)	(7,695)	(1,372)	(947)	(20,809)
Transfers of Bullion to pay expenses	(547)	(390)	(69)	(47)	(1,053)
Closing balance	$96,337	$68,562	$12,213	$8,315	$185,427

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

For the three months ended March 31, 2013 and 2012 the Sponsor’s Fee was $314,846 and $296,788, respectively. At March 31, 2013 and at December 31, 2012, the fees payable to the Sponsor were $108,541 and $103,116, respectively.

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

The Quarter Ended March 31, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $202,243,499 at December 31, 2012 to $218,190,939 at March 31, 2013, a 7.89% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 2,200,000 Shares at December 31, 2012 to 2,450,000 Shares at March 31, 2013, a result of 250,000 Shares (5 Baskets) being created during the quarter. There were no redemptions of Shares during the quarter.

There was a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 2.98% during the quarter.

NAV per Share decreased 3.12% from $91.93 at December 31, 2012 to $89.06 at March 31, 2013. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $314,846 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $95.99 at January 23, 2013 was the highest during the quarter, compared with a low of $87.67 at March 1, 2013.

Net loss from operations for the quarter ended March 31, 2013 was $905,334, resulting from a net gain of $27,154 on the transfer of Bullion to pay expenses, offset by  an unrealized loss of $617,642 on investment in Bullion and Sponsor’s Fees of $314,846. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion gold, silver, platinum and palladium held by the trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PRECIOUS METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).           None.

Item 2(b).           Not applicable.

Item 2(c).            For the three months ended March 31, 2013:

5 Baskets were created.

0 Baskets were redeemed.

	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share
Period			Gold	Silver	Platinum	Palladium
January 2013	-	-	-	-	-	-
February 2013	-	-	-	-	-	-
March 2013	-	-	-	-	-	-
Total	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: May 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*          The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.