Form 10-Q
period 2013-06-30
ETFS Precious Metals Basket Trust
filed 2013-08-08
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Yes ☐ No ☒

As of August 5, 2013, ETFS Precious Metals Basket Trust had  2,600,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012 (3)
(Amounts in 000's of US$, except Share data)
ASSETS
Investment in Bullion (1)
Gold	$89,768	$96,337
Silver	52,078	68,563
Platinum	13,224	12,213
Palladium	9,685	8,314
	164,755	185,427

Total assets	$164,755	$185,427

LIABILITIES
Fees payable to Sponsor	$81	$103
Total liabilities	81	103

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	164,674	202,243
Shareholders' deficit	-	(16,919)
Total liabilities, redeemable Shares & shareholders' deficit	$164,755	$185,427

(1)  Bullion is valued at the lower of cost or market value. Refer to Note 2.1 for a breakdown of market value per metal.

(2)  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2013 were 2,550,000 and at December 31, 2012 were 2,200,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2013 and 2012  and the six months ended June 30, 2013 and 2012

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of Bullion transferred to pay expenses	$310	$292	$619	$596
Cost of Bullion transferred to pay expenses	(319)	(262)	(601)	(536)
(Loss) / gain on Bullion transferred to pay expenses	(9)	30	18	60

(Loss) / gain on Bullion distributed for the redemption of Shares	(471)	218	(471)	1,390
Unrealized loss on investment in Bullion	(50,292)	(3,380)	(50,909)	(3,380)
Total loss on Bullion	(50,772)	(3,132)	(51,362)	(1,930)

EXPENSES
Sponsor's Fee	282	279	597	576
Total expenses	282	279	597	576

Net loss from operations	$(51,054)	$(3,411)	$(51,959)	$(2,506)

Net loss per Share	$(20.16)	$(1.64)	$(21.41)	$(1.21)

Weighted average number of Shares	2,532,967	2,076,374	2,426,796	2,074,451

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$11,951	$-	$35,076	$4,727

Value of Bullion distributed for redemption of Shares - at average cost	$4,238	$4,165	$4,238	$16,646

RECONCILIIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss from operations	$(51,054)	$(3,411)	$(51,959)	$(2,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in investment in Bullion	42,898	7,808	20,672	15,835
Increase / (decrease) in Bullion payable	-	4,302	-	(4,393)
Decrease in amounts payable to Sponsor	(28)	(14)	(22)	(20)
Increase / (decrease) in redeemable Shares:
Creations	11,951	-	35,076	4,727
Redemptions	(3,767)	(8,685)	(3,767)	(13,643)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$310	$292	$619	$596

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2013

Six Months
Ended
June 30, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(16,919)
Net loss for the period	(51,959)
Adjustment of redeemable Shares to redemption value	68,878
Shareholders' deficit - closing balance	$-

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Bullion

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS AG (the “Zurich Sub-Custodian”) at its Zurich, Switzerland vaulting premises on a segregated basis. The Trust’s Bullion is valued, per individual metal type, for financial statement purposes, at the lower of cost or market. The cost of Bullion is determined according to the average cost method and the market value is based on the “London Fix” (the applicable fix for each metal of the price of an ounce of such metal and is performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium Market (“LPPM”), as applicable) for each metal held by the Trust used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Gold	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - average cost	$112,436	$79,002	$14,388	$9,838	$215,664
Unrealized loss on investment in Bullion	(22,668)	(26,924)	(1,164)	(153)	(50,909)
Investment in Bullion - market value	$89,768	$52,078	$13,224	$9,685	$164,755

	December 31, 2012
	Gold	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - average cost	$96,337	$68,563	$12,213	$8,314	$185,427
Unrealized gain on investment in Bullion	12,101	3,002	1,020	796	16,919
Investment in Bullion - market value	$108,438	$71,565	$13,233	$9,110	$202,346

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

There was no Bullion receivable or payable at June 30, 2013 and December 31, 2012 .

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

Changes in the Shares for the six months ended June 30, 2013 and for the year ended December 31, 2012 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	June 30, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	2,200,000	2,100,000
Creations	400,000	250,000
Redemptions	(50,000)	(150,000)
Closing balance	2,550,000	2,200,000

Redeemable Shares
Opening balance	$202,243	$182,586
Creations	35,076	24,100
Redemptions	(3,767)	(13,644)
Adjustment to redemption value	(68,878)	9,201
Closing balance	$164,674	$202,243

Redemption value per Share at period end	$64.58	$91.93

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2013 and December 31, 2012.

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and the respective values for the six months ended June 30, 2013 and for the year ended December 31, 2012 are set out below:

	Six months ended June 30, 2013
(Amounts in 000's of US$, except for ounces data)	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	65,167.3	2,389,467.4	8,689.0	13,033.4	2,476,357.1
Creations	11,828.0	433,693.4	1,577.1	2,365.6	449,464.1
Redemptions	(1,476.8)	(54,149.7)	(197.0)	(295.3)	(56,118.8)
Transfers of Bullion to pay expenses	(210.0)	(7,701.3)	(28.0)	(42.0)	(7,981.3)
Closing balance	75,308.5	2,761,309.8	10,041.1	15,061.7	2,861,721.1

Investment in Bullion (lower of cost or market):
Opening balance	$96,337	$68,562	$12,213	$8,315	$185,427
Creations	18,619	12,217	2,497	1,743	35,076
Redemptions	(2,207)	(1,556)	(282)	(193)	(4,238)
Transfers of Bullion to pay expenses	(313)	(221)	(40)	(27)	(601)
Unrealized loss on investment Bullion	(22,668)	(26,924)	(1,164)	(153)	(50,909)
Closing balance	$89,768	$52,078	$13,224	$9,685	$164,755

	Year ended December 31, 2012
(Amounts in 000's of US$, except for ounces data)	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	65,564.1	2,404,018.4	8,741.9	13,112.8	2,491,437.2
Creations	7,415.9	271,916.7	988.8	1,483.2	281,804.6
Redemptions	(7,437.6)	(272,714.5)	(991.7)	(1,487.6)	(282,631.4)
Transfers of Bullion to pay expenses	(375.1)	(13,753.2)	(50.0)	(75.0)	(14,253.3)
Closing balance	65,167.3	2,389,467.4	8,689.0	13,033.4	2,476,357.1

Investment in Bullion (lower of cost or market):
Opening balance	$95,032	$67,745	$12,072	$8,340	$183,189
Creations	12,647	8,902	1,582	969	24,100
Redemptions	(10,795)	(7,695)	(1,372)	(947)	(20,809)
Transfers of Bullion to pay expenses	(547)	(390)	(69)	(47)	(1,053)
Closing balance	$96,337	$68,562	$12,213	$8,315	$185,427

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

For the three months ended June 30, 2013 and 2012 the Sponsor’s Fee was $282,344 and $278,873, respectively. For the six months ended June 30, 2013 and 2012 the Sponsor’s Fee was $597,190 and $575,661. At June 30, 2013 and at December 31, 2012, the fees payable to the Sponsor were $81,155 and $103,116, respectively.

2.8. Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, "Financial Services –Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements". ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement would have on the financial statements.

2.9. Subsequent Events

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

ETFS PRECIOUS METALS BASKET TRUST

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

The Quarter Ended June 30, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $218,190,939 at March 31, 2013 to $164,673,653 at June 30, 2013, a 24.53% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 27.38% during the quarter.

There was an increase in outstanding Shares, which rose from 2,450,000 Shares at March 31, 2013 to 2,550,000 Shares at June 30, 2013, a result of 150,000 Shares (3 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the quarter.

NAV per Share decreased 27.49% from $89.06 at March 31, 2013 to $64.58 at June 30, 2013. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $282,344 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $89.06 at April 1, 2013 was the highest during the quarter, compared with a low of $64.58 at June 28, 2013.

Net loss from operations for the quarter ended June 30, 2013 was $51,054,587, resulting from a net loss of $9,378 on the transfer of Bullion to pay expenses, $470,691 on the Bullion distributed for the redemption of Shares, an unrealized loss of $50,292,174 on investment in Bullion and Sponsor’s Fees of $282,344. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2013.

The Six Months Ended June 30, 2013

The Trust’s NAV decreased from $202,243,499 at December 31, 2012 to $164,673,653 at June 30, 2013, an 18.58% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in Proportionate Price which fell 29.54%.

There was an increase in outstanding Shares, which rose from 2,200,000 Shares at December 31, 2012 to 2,550,000 Shares at June 30, 2013, a result of 400,000 Shares (8 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the period.

NAV per Share decreased 29.75% from $91.93 at December 31, 2012 to $64.58 at June 30, 2013. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $597,190 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $95.99 at January 23, 2013 was the highest during the period, compared with a low of $64.58 at June 28, 2013.

Net loss from operations for the period ended June 30, 2013 was $51,959,921, resulting from a net gain of $17,776 on the transfer of Bullion to pay expenses, offset by a net loss of $470,691 on Bullion distributed for the redemption of Shares, an unrealized loss of $50,909,816 on investment in Bullion and Sponsor’s Fees of $597,190. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion gold, silver, platinum and palladium held by the trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).           None.

Item 2(b).           Not applicable.

Item 2(c).            For the three months ended June 30, 2013:

3 Baskets were created.

1 Basket was redeemed.

	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share
Period			Gold	Silver	Platinum	Palladium
April 2013	-	-	-	-	-	-
May 2013	1	50,000	0.030	1.083	0.004	0.006
June 2013	-	-	-	-	-	-
Total	1	50,000

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: August 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*          The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.