Form 10-Q
period 2013-09-30
ETFS Precious Metals Basket Trust
filed 2013-11-08
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

As of November 6, 2013, ETFS Precious Metals Basket Trust had  2,650,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012 (3)
(Amounts in 000's of US$, except Share data)
ASSETS
Investment in Bullion (1)
Gold	$105,613	$96,337
Silver	63,290	68,563
Platinum	14,979	12,213
Palladium	10,455	8,314
Total assets	$194,337	$185,427

LIABILITIES
Fees payable to Sponsor	$96	$103
Total liabilities	96	103

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	195,346	202,243
Shareholders' deficit	(1,105)	(16,919)
Total liabilities, redeemable Shares & shareholders' deficit	$194,337	$185,427

(1)Bullion is valued at the lower of cost or market value. Refer to Note 2.1 for a breakdown of market value per metal.

(2)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2013 were 2,700,000 and at December 31, 2012 were 2,200,000.

(3)Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2013 and 2012  and the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of Bullion transferred to pay expenses	$280	$267	$899	$863
Cost of Bullion transferred to pay expenses	(329)	(254)	(931)	(790)
(Loss) / gain on Bullion transferred to pay expenses	(49)	13	(32)	73

Gain / (loss) on Bullion distributed for the redemption of Shares	-	140	(471)	1,530
Unrealized gain / (loss) on investment in Bullion	18,807	3,380	(32,102)	-
Total gain / (loss) on Bullion	18,758	3,533	(32,605)	1,603

EXPENSES
Sponsor's Fee	295	282	892	857
Total expenses	295	282	892	857

Net gain / (loss) from operations	$18,463	$3,251	$(33,497)	$746

Net gain / (loss) per Share	$7.03	$1.61	$(13.43)	$0.36

Weighted average number of Shares	2,626,630	2,019,022	2,494,139	2,055,839

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$11,104	$4,620	$46,180	$9,346

Value of Bullion distributed for redemption of Shares - at average cost	$-	$4,162	$4,237	$20,808

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$18,463	$3,251	$(33,497)	$746
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) / decrease in investment in Bullion	(29,583)	(3,584)	(8,910)	12,252
Increase in Bullion receivable	-	(5,037)	-	(5,037)
Decrease in Bullion payable	-	(4,302)	-	(8,695)
Increase / (decrease) in amounts payable to Sponsor	16	15	(7)	(5)
Increase / (decrease) in redeemable Shares:
Creations	11,104	9,657	46,180	14,383
Redemptions	-	-	(3,766)	(13,644)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$280	$267	$899	$863

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2013

Nine Months
Ended
September 30, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(16,919)
Net loss for the period	(33,497)
Adjustment of redeemable Shares to redemption value	49,311
Shareholders' deficit - closing balance	$(1,105)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Gold	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - average cost	$118,214	$82,536	$15,234	$10,455	$226,439
Unrealized (loss) / gain on investment in Bullion	(12,601)	(19,246)	(255)	1,105	(30,997)
Investment in Bullion - market value	$105,613	$63,290	$14,979	$11,560	$195,442

	December 31, 2012
	Gold	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - average cost	$96,337	$68,563	$12,213	$8,314	$185,427
Unrealized gain on investment in Bullion	12,101	3,002	1,020	796	16,919
Investment in Bullion - market value	$108,438	$71,565	$13,233	$9,110	$202,346

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

There was no Bullion receivable or payable at September 30, 2013 and December 31, 2012 .

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

Changes in the Shares for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	September 30, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	2,200,000	2,100,000
Creations	550,000	250,000
Redemptions	(50,000)	(150,000)
Closing balance	2,700,000	2,200,000

Redeemable Shares
Opening balance	$202,243	$182,586
Creations	46,180	24,100
Redemptions	(3,766)	(13,644)
Adjustment to redemption value	(49,311)	9,201
Closing balance	$195,346	$202,243

Redemption value per Share at period end	$72.35	$91.93

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2013 and December 31, 2012.

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and the respective values for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are set out below:

	Nine months ended September 30, 2013
(Amounts in 000's of US$, except for ounces data)	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	65,167.3	2,389,467.4	8,689.0	13,033.4	2,476,357.1
Creations	16,252.4	595,920.3	2,167.0	3,250.4	617,590.1
Redemptions	(1,476.8)	(54,149.7)	(196.9)	(295.3)	(56,118.7)
Transfers of Bullion to pay expenses	(325.3)	(11,929.4)	(43.4)	(65.0)	(12,363.1)
Closing balance	79,617.6	2,919,308.6	10,615.7	15,923.5	3,025,465.4

Investment in Bullion (lower of cost or market):
Opening balance	$96,337	$68,562	$12,213	$8,315	$185,427
Creations	24,569	15,871	3,365	2,375	46,180
Redemptions	(2,207)	(1,555)	(282)	(193)	(4,237)
Transfers of Bullion to pay expenses	(485)	(342)	(62)	(42)	(931)
Unrealized loss on investment Bullion	(12,601)	(19,246)	(255)	-	(32,102)
Closing balance	$105,613	$63,290	$14,979	$10,455	$194,337

	Year ended December 31, 2012
(Amounts in 000's of US$, except for ounces data)	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	65,564.1	2,404,018.4	8,741.9	13,112.8	2,491,437.2
Creations	7,415.9	271,916.7	988.8	1,483.2	281,804.6
Redemptions	(7,437.6)	(272,714.5)	(991.7)	(1,487.6)	(282,631.4)
Transfers of Bullion to pay expenses	(375.1)	(13,753.2)	(50.0)	(75.0)	(14,253.3)
Closing balance	65,167.3	2,389,467.4	8,689.0	13,033.4	2,476,357.1

Investment in Bullion (lower of cost or market):
Opening balance	$95,032	$67,745	$12,072	$8,340	$183,189
Creations	12,647	8,902	1,582	969	24,100
Redemptions	(10,795)	(7,695)	(1,372)	(947)	(20,809)
Transfers of Bullion to pay expenses	(547)	(390)	(69)	(47)	(1,053)
Closing balance	$96,337	$68,562	$12,213	$8,315	$185,427

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

For the three months ended September 30, 2013 and 2012 the Sponsor’s Fee was $294,884 and $281,679, respectively. For the nine months ended September 30, 2013 and 2012 the Sponsor’s Fee was $892,074 and $857,339. At September 30, 2013 and at December 31, 2012, the fees payable to the Sponsor were $96,291 and $103,116, respectively.

2.8. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services –Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement would have on the financial statements.

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

The Quarter Ended September 30, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $164,673,653 at June 30, 2013 to $195,346,108 at September 30, 2013, an 18.63% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 12.21% during the quarter and an increase in outstanding Shares, which rose from 2,550,000 Shares at June 30, 2013 to 2,700,000 Shares at September 30, 2013, a result of 150,000 Shares (3 Baskets) being created during the quarter. No Shares were redeemed during the quarter.

NAV per Share increased 12.03% from $64.58 at June 30, 2013 to $72.35 at September 30, 2013. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $294,884 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $79.01 at August 28, 2013 was the highest during the quarter, compared with a low of $65.88 at July 5, 2013.

Net gain from operations for the quarter ended September 30, 2013 was $18,463,233, resulting from an unrealized gain of $18,807,693 on investment in Bullion, offset by a net loss of $49,576 on the transfer of Bullion to pay expenses and Sponsor’s Fees of $294,884. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2013.

The Nine Months Ended September 30, 2013

The Trust’s NAV decreased from $202,243,499 at December 31, 2012 to $195,346,108 at September 30, 2013, a 3.41% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in Proportionate Price which fell 20.94% during the period.

There was an increase in outstanding Shares, which rose from 2,200,000 Shares at December 31, 2012 to 2,700,000 Shares at September 30, 2013, a result of 550,000 Shares (11 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the period.

NAV per Share decreased 21.30% from $91.93 at December 31, 2012 to $72.35 at September 30, 2013. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $892,074 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $95.99 at January 23, 2013 was the highest during the period, compared with a low of $64.58 at June 28, 2013.

Net loss from operations for the period ended September 30, 2013 was $33,496,688, resulting from a net loss of $31,800 on the transfer of Bullion to pay expenses, a net loss of $470,691 on Bullion distributed for the redemption of Shares, an unrealized loss of $32,102,123 on investment in Bullion and Sponsor’s Fees of $892,074. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion gold, silver, platinum and palladium held by the trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended September 30, 2013:

3 Baskets were created.

0 Baskets  were redeemed.

	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share
Period			Gold	Silver	Platinum	Palladium
July 2013	-	-	-	-	-	-
August 2013	-	-	-	-	-	-
September 2013	-	-	-	-	-	-
Total	-	-

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

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: November 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.