Form 10-Q
period 2014-03-31
ETFS Precious Metals Basket Trust
filed 2014-05-12
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Yes ☐ No ☒

As of May 9, 2014, ETFS Precious Metals Basket Trust had  2,600,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At March 31, 2014 and December 31, 2013

	March 31, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except Share and per Share data)
ASSETS
Investment in Bullion (2)
Gold (cost: March 31, 2014: $96,162; December 31, 2013: $139,729)	$102,539	$139,729
Silver (cost: March 31, 2014: $57,122; December 31, 2013: $83,152)	58,124	83,152
Platinum (cost: March 31, 2014: $14,454; December 31, 2013: $21,057)	15,008	21,057
Palladium (cost: March 31, 2014: $11,003: December 31, 2013: $15,984)	12,351	15,984
	188,022	259,922

LIABILITIES
Fees payable to Sponsor	94	118
Total liabilities	94	118

NET ASSETS	$187,928	$259,804

ANALYSIS OF NET ASSETS
Redeemable Shares at redemption value to investors (3)	$187,928	$260,358
Shareholders' deficit	-	(554)
Total redeemable Shares at redemption value to investors (net asset value) (3)	$187,928	$259,804

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At March 31, 2014, Bullion is recorded at fair value.  At December 31, 2013, Bullion was recorded at the lower of cost or market value. Refer to Note 2.1 for a breakdown of average cost and fair value per metal.

(3)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2014 were 2,700,000 and at December 31, 2013 were 3,950,000.  Net asset value per Share at March 31, 2014 and December 31, 2013 was $69.60 and $65.91, respectively.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.   The amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Schedule of Investments (Unaudited)
At March 31, 2014 and December 31, 2013

	March 31, 2014

Description	oz	Cost	Fair Value	% of Net Assets (1)

Investment in Bullion (in 000's of US$, except for oz data)
Gold	79,379.6	$96,162	$102,539	54.56%
Silver	2,910,584.6	57,122	58,124	30.93%
Platinum	10,584.0	14,454	15,008	7.99%
Palladium	15,875.8	11,003	12,351	6.57%
Total Investment in Bullion		$178,741	$188,022	100.05%

	December 31, 2013

Description	oz	Cost	Fair Value	% of Net Assets (2)

Investment in Bullion (in 000's of US$, except for oz data)
Gold	116,295.9	$139,729	$139,729	53.78%
Silver	4,264,181.5	83,152	83,152	32.01%
Platinum	15,506.1	21,057	21,057	8.10%
Palladium	23,259.1	15,984	16,538	6.37%
Total Investment in Bullion		$259,922	$260,476	100.26%

(1)Calculated as investment in Bullion at fair value divided by net assets as, at March 31, 2014, investment in Bullion is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in Bullion at cost divided by net assets as, at December 31, 2013, investment in Bullion was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2014 and 2013

	Three Months	Three Months
	Ended	Ended
	March 31, 2014 (1)	March 31, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$311	$315
Total expenses	311	315

Net investment loss	(311)	(315)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	10	27
Realized gain on Bullion distributed for the redemption of Shares	3,446	-
Change in unrealized gain / (loss) on investment in Bullion	8,727	(617)
Total gain / (loss) on Bullion	12,183	(590)

Change in net assets from operations	$11,872	$(905)

Net increase / (decrease) in net assets per Share	$3.93	$(0.39)

Weighted average number of Shares	3,020,000	2,319,444

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2013

Three Months
Ended
March 31, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-
Cash expenses paid	-
Increase in cash resulting from operations	-

Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$23,125

Value of Bullion distributed for redemption of Shares - at cost	$-

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(905)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease / (increase) in investment in Bullion	(22,226)
(Decrease) / increase in amounts payable to Sponsor	6
Increase / (decrease) in redeemable Shares:
Creations	23,125
Redemptions	-
Net cash provided by operating activities	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$309

(1)In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the period ended March 31, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the Three months ended March 31, 2014

	Three Months Ended March 31, 2014 (1)

(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	3,950,000	$259,804
Effect of adoption of new accounting principle (see Note 2.1)		554
Net investment loss		(311)
Realized gain on investment in Bullion		3,456
Change in unrealized gain on investment in Bullion		8,727
Creations	250,000	17,776
Redemptions	(1,500,000)	(102,078)
Closing balance at March 31, 2014	2,700,000	$187,928

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2014

Three Months
Ended
March 31, 2014 (1)

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$65.91
Income from investment operations:
Net investment loss	(0.10)
Net realized and unrealized gains and losses on investment in Bullion	3.79
Change in net assets from operations	3.69

Net asset value per Share at end of period	$69.60

Weighted Average Shares	3,020,000

Expense Ratio
Annualized Sponsor's fee per Share	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%

Non-Annualized Total Return	5.60%

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare the disclosures applicable to investment companies under Topic 946, including the presentation of its Bullion assets at “fair value” as defined in Topic 946. Instead, the Trust recorded its Bullion assets at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

Following the release of FASB Accounting Standards Update ASU 2013-08, Financial Services—Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, the Sponsor has re-evaluated whether the Trust falls within scope and has concluded that for reporting purposes, the Trust is classified as an investment company effective January 1, 2014.   The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

As a result of the change in the evaluation of investment company status, the Trust must, from January 1, 2014, present its Bullion assets at “fair value” as defined in Topic 946.

The adoption of Topic 946 accounting changed the presentation of the Trust’s financial statements prospectively from January 1, 2014 (the date of the adoption), the most significant aspects of which are as follows:

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the three month period ended March 31, 2014.

2.	A Schedule of Investments is required for the period ended March 31, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the period ended March 31, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the period ended March 31, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of March 31, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

The quantitative effect of the adoption of investment company accounting is presented below:

Quantitative effect of adoption of investment company accounting

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Bullion
Gold	$139,729	$139,729	$-
Silver	$83,152	$83,152	$-
Platinum	$21,057	$21,057	$-
Palladium	$15,984	$16,538	$554

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.2.  Valuation of Bullion

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich vault premises on a segregated basis and whose appointment has been approved by the Sponsor, (the “Zurich Sub-Custodian”) at its Zurich, Switzerland vaulting premises on a segregated basis. The Trust’s Bullion is valued, per individual metal type, for financial statement purposes, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the “London Fix” (the applicable fix for each metal of the price of an ounce of such metal and is performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium Market (“LPPM”), as applicable) for each metal held by the Trust used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using cost.

The Fund follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Gold	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - cost	$96,162	$57,122	$14,454	$11,003	$178,741
Unrealized gain on investment in Bullion	6,377	1,002	554	1,348	9,281
Investment in Bullion - fair value	$102,539	$58,124	$15,008	$12,351	$188,022

	December 31, 2013
	Gold	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - cost	$139,729	$83,152	$21,057	$15,984	$259,922
Unrealized gain on investment in Bullion	-	-	-	554	554
Investment in Bullion - fair value	$139,729	$83,152	$21,057	$16,538	$260,476

Effective January 1, 2014, the Trust records its investment in Bullion at fair value and recognizes changes in fair value of the investment in Bullion as changes in unrealized gains or losses on investment in Bullion through the Statement of Operations.

Prior to 2014, the Trust recognized the movements in value of the investment in Bullion arising from market declines on an interim basis. Increases in the value of the investment in Bullion through market price recoveries in later interim periods of the same fiscal year were recognized in the later interim period. Increases in value recognized on an interim basis were not permitted to exceed the previously recognized diminution in value.  Unrealized losses at December 31, 2013 were crystallized as realized losses, and the average cost of gold, silver and platinum was written down to market value.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.2.  Valuation of Bullion (continued)

Fair Value Hierarchy

Inputs

Generally accepted accounting principles establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

–	Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access.
–	Level 2.

Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

–	Level 3.

Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the company’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in level 3.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the net asset value of the Trust.  Therefore, the investment in Bullion is classified as a level 2 asset, as the Trust’s investment in Bullion is calculated using third party pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

Fair value hierarchy

(Amounts in 000's of US$)	March 31, 2014	December 31, 2013

Level 2
Investment in Bullion	$188,022	$260,476

There were no re-allocations or transfers between levels during the period.

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three business days of the trade date.

There was no Bullion receivable or payable at March 31, 2014 and December 31, 2013 .

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.4.  Creations and Redemptions of Shares

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When Bullion is exchanged in settlement of a redemption, a realized gain or loss in the amount of the difference between the fair value on the trade date and the historical cost is recorded through the Condensed Statement of Operations.

Changes in the Shares for the year ended December 31, 2013 is set out below:

Year
Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013
Number of Redeemable Shares
Opening balance	2,200,000
Creations	2,050,000
Redemptions	(300,000)
Closing balance	3,950,000

Redeemable Shares
Opening balance	$202,243
Creations	149,235
Redemptions	(20,607)
Adjustment to redemption value	(70,513)
Closing balance	$260,358

Redemption value per Share at period end	$65.91

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.5.  Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of Bullion to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.    Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2014.

Unless otherwise directed by the Sponsor, when selling Bullion the Trustee will endeavor to sell at the price established by the London Fix for each metal held by the Trust. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such Bullion only if the sale transaction is made at the London Fix for each metal held by the Trust used by the Trustee to value the Trust’s Bullion. A gain or loss is recognized based on the difference between the selling price and the cost of the Bullion sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.6.  Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2014 and December 31, 2013.

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.7.  Investment in Bullion

Changes in ounces of Bullion and the respective values for the three months ended March 31, 2014 and for the year ended December 31, 2013 are set out below:

	Three months ended March 31, 2014
(Amounts in 000's of US$, except for ounces data)	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	116,295.9	4,264,181.5	15,506.1	23,259.1	4,419,242.6
Creations	7,350.5	269,518.3	980.1	1,470.1	279,319.0
Redemptions	(44,121.9)	(1,617,802.0)	(5,882.9)	(8,824.4)	(1,676,631.2)
Transfers of Bullion to pay expenses	(144.9)	(5,313.2)	(19.3)	(29.0)	(5,506.4)
Closing balance	79,379.6	2,910,584.6	10,584.0	15,875.8	3,016,424.0

Investment in Bullion:
Opening balance	$139,729	$83,152	$21,057	$16,538	$260,476
Creations	9,629	5,622	1,416	1,108	17,775
Redemptions	(53,022)	(31,548)	(7,993)	(6,069)	(98,632)
Transfers of Bullion to pay expenses	(174)	(104)	(26)	(20)	(324)
Change in unrealized gain on investment Bullion	6,377	1,002	554	794	8,727
Closing balance	$102,539	$58,124	$15,008	$12,351	$188,022

	Year ended December 31, 2013
(Amounts in 000's of US$, except for ounces data)	Gold	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	65,167.3	2,389,467.4	8,689.0	13,033.4	2,476,357.1
Creations	60,409.7	2,215,021.8	8,054.6	12,081.9	2,295,568.0
Redemptions	(8,837.9)	(324,057.5)	(1,178.4)	(1,767.6)	(335,841.4)
Transfers of Bullion to pay expenses	(443.2)	(16,250.2)	(59.1)	(88.6)	(16,841.1)
Closing balance	116,295.9	4,264,181.5	15,506.1	23,259.1	4,419,242.6

Investment in Bullion:
Opening balance	$96,337	$68,562	$12,213	$8,315	$185,427
Creations	80,050	48,772	11,510	8,904	149,236
Redemptions	(12,888)	(8,869)	(1,683)	(1,177)	(24,617)
Transfers of Bullion to pay expenses	(660)	(464)	(84)	(58)	(1,266)
Realized loss on investment in Bullion	(23,110)	(24,849)	(899)	-	(48,858)
Closing balance	$139,729	$83,152	$21,057	$15,984	$259,922

2.8.  Expenses

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

For the three months ended March 31, 2014 and 2013 the Sponsor’s Fee was $311,080 and $314,846, respectively.  At March 31, 2014 and at December 31, 2013, the fees payable to the Sponsor were $94,128 and $116,994, respectively.

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants and purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. In addition the Trustee and the Custodian and their affiliates may from time to time purchase or sell Bullion directly, for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

4. Concentration of Risk

The Trust’s sole business activity is the investment in Bullion, and substantially all the Trust’s assets are holdings of Bullion which creates a concentration risk associated with fluctuations in the price of Bullion. Several factors could affect the price of Bullion, including: (i) global Bullion supply and demand, which is influenced by factors such as general changes in economic conditions, such as a recession or other economic downturn, recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand, central bank purchases and sales, and production and cost levels in major Bullion-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that Bullion will maintain its long-term value in terms of purchasing power in the future. In the event that the price of Bullion declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on October 18, 2010. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

At the Evaluation Time, the Trustee values the Trust’s Bullion on the basis of that day’s “London Fix” for such metal (the applicable fix for each metal of the price of an ounce of such metal, performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium Market (“LPPM”), as applicable), or if no London Fix is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent London Fix for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for Evaluation. In the case this determination is made, the Sponsor will identify an alternative basis for such evaluation to be used by the Trustee.

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

ETFS PRECIOUS METALS BASKET TRUST

The Quarter Ended March 31, 2014

Effective January 1, 2014, the Trust is deemed to be an investment company under generally accepted accounting principles.  Accordingly, the Trust adopted the specialized accounting for an investment company as prescribed in Topic 946, Investment Companies.  Refer to Note 2.1 of the unaudited condensed financial statements for additional information.

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $260,358,571 at December 31, 2013 to $187,928,311 at March 31, 2014, a 27.82% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from  a decrease in outstanding Shares, which fell from 3,950,000 Shares at December 31, 2013 to 2,700,000 Shares at March 31, 2014, a result of 250,000 Shares (5 Baskets) being created and (1,500,000) Shares (30 Baskets) being redeemed during the quarter.

There was an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 5.75% during the quarter.

NAV per Share increased 5.60% from $65.91 at December 31, 2013 to $69.60 at March 31, 2014. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $311,080 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $74.11 at March 14, 2014 was the highest during the quarter, compared with a low of $66.83 at January 8, 2014.

Change in net assets arising from the change in accounting principle (refer to Note 2.1 of the unaudited condensed financial statements) as of January 1, 2014 was $553,752.  Change in net assets from operations for the quarter ended March 31, 2014 was $11,871,677, resulting from a realized gain of $9,906 on the transfer of Bullion to pay expenses, a realized gain of $3,445,790 on gold distributed for the redemption of Shares and a change in unrealized gain on investment in Bullion of $8,727,061, offset by Sponsor’s Fees of $311,080. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in Bullion at the lower of cost or market value.  Under the previous presentation and accounting policies, net loss from operations for the quarter ended March 31, 2013 was $905,334, resulting from a net gain of $27,154 on the transfer of Bullion to pay expenses, offset by an unrealized loss of $617,642 on  investment in Bullion and Sponsor’s Fees of $314,846.

The increase in the realized gain on redemption of Shares in the quarter ended March 31, 2014 occurred because there were no redemptions in the quarter ended March 31, 2013.  There is an unrealized gain on investment in Bullion in the quarter ended March 31, 2014 compared to an unrealized loss on  investment in Bullion in the quarter ending March 31, 2014.  This change is due to the adoption of investment company accounting and an increase in the Proportionate Price.  Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the quarter ended March 31, 2014 was lower than the fee for the quarter ended March 31, 2013 as the average assets were lower in March 31, 2014 compared to March 31, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2014 the Trust did not have any cash balances.

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

Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.    Other than a change in the presentation of the Trust’s financial statements, the most significant change is that the Trust must, from January 1, 2014, record its investment in Bullion at fair value.  Prior to January 1, 2014 the investment in Bullion was recorded at the lower of cost and market value.  As a result of this change, the Trust expects that there will be fluctuations in the value of investments based on changes in the Proportionate Price of Bullion.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PRECIOUS METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in this report, including the Trust’s financial statements and related notes, as reported in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The value of the Shares relates directly to the value of the Bullion held by the Trust and fluctuations in the price of gold, silver, platinum or palladium could materially adversely affect an investment in the Shares.

The Shares are designed to mirror as closely as possible the performance of the price of physical gold, silver, platinum and palladium in the proportions held by the Trust, and the value of the Shares relates directly to the value of the Bullion held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The prices of physical gold, silver, platinum and palladium have fluctuated widely over the past several years. Several factors may affect the price of these metals, including:

•	Investors’ expectations with respect to the rate of inflation;
•	Currency exchange rates;
•	Interest rates;
•	Investment and trading activities of hedge funds and commodity funds;
•	Global or regional political, economic or financial events and situations; and
•	Global Bullion supply and demand.

Global supply and demand for gold is influenced by such factors as jewelry demand, investment demand, import taxes, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, Russia and the United States. Global supply and demand for silver is influenced by general changes in economic conditions, such as a recession or other economic downturn, because of the wide use of silver in a range of industrial applications. Recycling, jewelry demand and investment demand are also important drivers of silver supply and demand. Global platinum supply is influenced by such factors as production and cost levels in major platinum-producing countries, such as South Africa, which accounted for 72% of the world’s platinum mining supply in 2012. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand. Global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries such as South Africa and Russia. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past eight years and could potentially soon be exhausted, placing a higher burden on new mine supply.

In addition, investors should be aware that there is no assurance that gold, silver, platinum or palladium will maintain their long-term value in terms of purchasing power in the future. In the event that the price of any metal held by the Trust declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The Shares may trade at a price which is at, above or below the NAV per Share and any discount or premium in the trading price relative to the NAV per Share may widen as a result of non-concurrent trading hours between the NYSE Arca and London, Zurich and Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”).

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major Bullion markets. While the Shares will trade on the NYSE Arca until 4:00 PM New York time, liquidity in the market for gold, platinum and palladium will be reduced after the close of the major world markets for gold, platinum and palladium, including London, Zurich and the COMEX and liquidity in the market for silver will be reduced after the close of the major world silver markets, including London and the COMEX. As a result, during these periods, trading spreads and the resulting premium or discount on the Shares may widen.

A possible “short squeeze” due to a sudden increase in demand of Shares that largely exceeds supply may lead to price volatility in the Shares.

Investors may purchase Shares to hedge existing exposure to Bullion or to speculate on the price of Bullion. Speculation on the price of Bullion may involve long and short exposures. To the extent aggregate short exposure exceeds the number of Shares available for purchase (for example, in the event that large redemption requests by Authorized Participants dramatically affect Share liquidity), investors with short exposure may have to pay a premium to repurchase Shares for delivery to Share lenders. Those repurchases may in turn, dramatically increase the price of the Shares until additional Shares are created through the creation process. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in Shares that are not directly correlated to the price of Bullion.

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

Since the inception of the Trust, the Sponsor has been unable to discern any impact from Trust operations on the prices of platinum and platinum. Trading activity of the ETFS Platinum Trust and ETFS Palladium Trust, to which the Sponsor also acts as the sponsor, may have impacted the market prices of platinum and palladium, respectively.

Since there is no limit on the amount of platinum and palladium that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of platinum and palladium that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global markets for platinum and palladium.

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2003 to 2012, world platinum mining supply averaged 6.2 million ounces and world palladium mining supply averaged 7.6 million ounces. In 2012, mining supply measured 5.65 million ounces of platinum and 6.53 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the NYSE Arca or the price of future Baskets created or redeemed by the Trust.

Since the ETFS Platinum Trust’s and the ETFS Palladium Trust’s initial share offerings became effective on January 6, 2010, the Sponsor has been unable to conclude that a long-term metal market price impact has been caused by their holdings.  Nevertheless, the Trust and the Sponsor cannot provide you any assurance that the metal holdings of the Trust will have a similar impact or have no long-term metal price impact thereby affecting Share trading prices.

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

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the prices of the underlying bullion may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of Bullion to and by the Custodian) encounter any unanticipated difficulties, including, but not limited to, the Trust’s inability in the future to obtain regulatory approvals for the offer and sale of additional Shares after the present offering is completed, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the prices of the underlying Bullion may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the prices of the underlying Bullion and may fall.

Prior Unregistered Sales of Shares Created Potential Rescission Rights Liabilities of the Trust

The Trust offered and sold 1,750,000 shares in six creation transactions from November 2013 through March 2014 (the “Unregistered Sales”). On October 20, 2013, the Trust’s then-effective registration statement on Form S-3 expired automatically pursuant to SEC Rule 415(a)(5). The Unregistered Sales occurred at a time during which the Trust did not have an effective registration statement with the SEC.

Under the Section 12(a)(1) of the Securities Act of 1933, public shareholders purchasing shares for which no registration statement was then in effect have the right to sue the Trust for rescission of the unregistered sale “either at law or in equity in any court of competent jurisdiction, to recover the consideration paid for such security with interest thereon, less the amount of any income received thereon, upon the tender of such security, or for damages if he no longer owns the security.” Under Section 13 of the Securities Act of 1933, the right of rescission exists for one year after the date of each unregistered sale. Due to Trust shareholders’ general inability to trace the shares they currently hold or previously held to any Creation Unit created in any Unregistered Sale transaction, no shareholder may be able to maintain an action for rescission under Section 12(a)(1) with respect to any Unregistered Sale transaction. Nevertheless, if a shareholder or former shareholder were able to maintain an action for rescission against the Trust for an Unregistered Sale, that shareholder would be entitled to receive a payment based on the NAV per Share at which the Unregistered Sale took place plus interest. Such a rescission rights payment may be greater than the then prevailing NAV per Share of the Trust and would be an extraordinary expense of the Trust. The incurrence of such an extraordinary expense would negatively impact the NAV per Share of the Trust as well as the market prices for Trust Shares. Furthermore, the payment of such an extraordinary expense would diminish the ability of changes in NAV per Share to reflect changes in the value of the Trust’s bullion between periods before the expense and periods after the expense. Consequently, there is a potential that the success of any shareholder pursuing rescission rights against the Trust for any Unregistered Sale will have an adverse effect on the remaining shareholders of the Trust.

The liquidity of the Shares may be affected by the withdrawal from participation of one or more Authorized Participants.

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on the NYSE Arca withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act (“CEA”).

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders will not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the United States Commodity Futures Trading Commission (“CFTC”). Furthermore, the Trust is not a commodity pool for purposes of the CEA, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

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

The lack of an active market for the Shares may limit the ability of Shareholders to sell the Shares.

Although Shares are listed for trading on the NYSE Arca, it cannot be assumed that an active trading market for the Shares will be maintained. If an investor needs to sell Shares at a time when no active market for Shares exists, such lack of an active market will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).

Shareholders do not have the rights enjoyed by investors in certain other vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and will not receive dividends).

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

The price of Bullion may be affected by the sale of ETVs tracking the gold, silver, platinum or palladium markets.

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

The possibility of large-scale distress sales of Bullion in times of crisis may have a short-term negative impact on the price of Bullion and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of gold, silver, platinum and palladium largely due to forced sales and deleveraging from institutional investors. Crises in the future may impair Bullion’s price performance which would, in turn, adversely affect an investment in the Shares.

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

•

A significant change in the attitude of speculators and investors towards Bullion. Should the speculative community take a negative view towards any Bullion metals, it could cause a decline in world prices for such Bullion metals, negatively impacting the price of the Shares.

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

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 40% of the global demand in platinum and 67% of the global demand in palladium in 2012. Reduced automotive industry sales may result in a decline in autocatalyst demand. A continued contraction in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, the Zurich Sub-Custodians and any other sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s Bullion for which no person is liable.

The Trust does not insure its Bullion. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the Bullion held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require the Zurich Sub-Custodians or any other direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the Bullion held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor under New York law, the Custodian, the Zurich Sub-Custodians and any other sub-custodian under English law, and any other sub-custodian under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s Bullion which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its Bullion and any recovery may be limited, even in the event of fraud, to the market value of the Bullion at the time the fraud is discovered.

The liability of the Custodian is limited under the agreements between the Trustee and the Custodian which establish the Trust’s unallocated Bullion account (“Unallocated Account Agreement”) and the Trust’s allocated Bullion account (“Allocated Account Agreement” and, together with the Unallocated Account Agreement, the “Custody Agreements”). Under the Custody Agreements the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the Bullion held in the Trust’s allocated account (“Trust Allocated Account”) at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of Bullion credited to the Trust’s unallocated account (“Trust Unallocated Account”) at the time such negligence, fraud or willful default is discovered by the Custodian. Under each agreement between an Authorized Participant and the Custodian which establishes the Authorized Participant Unallocated Account (“Authorized Participant Unallocated Bullion Account Agreement”), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another Bullion clearing bank, the liability of the Bullion clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian, any Zurich Sub-Custodian, or any other sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, any Zurich Sub-Custodian and any other sub-custodians are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian, a Zurich Sub-Custodian or any other sub-custodian concerning its Bullion.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian will enter into arrangements with any Zurich Sub-Custodian and may enter into arrangements with any other sub-custodians for the custody or temporary holding of the Trust’s Bullion, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA or LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue any Zurich Sub-Custodian or any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

Although the relationships between the Custodian and the Zurich Sub-Custodians concerning the Trust’s allocated Bullion are expressly governed by English law, a court hearing any legal dispute concerning their arrangements may disregard that choice of law and apply Swiss law, in which case the ability of the Trust to seek legal redress against any Zurich Sub-Custodian may be frustrated.

The obligations of the Zurich Sub-Custodians under their arrangements with the Custodian with respect to the Trust’s allocated Bullion are or will be expressly governed by English law. Nevertheless, a court in the United States, England or Switzerland may determine that English law should not apply and, instead, apply Swiss law to those arrangements. Not only might it be difficult or impossible for a United States or English court to apply Swiss law to the Zurich Sub-Custodians’ arrangements, but application of Swiss law may, among other things, alter the relative rights and obligations of the Custodian and the Zurich Sub-Custodians to the extent that a loss to the Trust’s Bullion may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against a Zurich Sub-Custodian may be frustrated by application of Swiss law.

The Trust may not have adequate sources of recovery if its Bullion is lost, damaged, stolen or destroyed.

If the Trust’s Bullion is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian, the Zurich Sub-Custodians or any other sub-custodian or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, the Zurich Sub-Custodians, and any other sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trustee against the Custodian, any Zurich Sub-Custodian or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

The Custodian may be reliant on the Zurich Sub-Custodians for the safekeeping of the Trust’s platinum and palladium held in Zurich on an allocated basis. Furthermore, the Custodian has limited obligations to oversee or monitor the Zurich Sub-Custodians. As a result, failure by a Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s platinum and palladium could result in a loss to the Trust.

While some trading occurs in London, platinum and palladium generally trade on a loco Zurich basis, whereby the physical precious metal is held in vaults located in Zurich or is transferred into accounts established in Zurich. The Custodian does not have a vault in Zurich and will be reliant on one or more Zurich Sub-Custodians for the safekeeping of that portion of the Trust’s allocated platinum and palladium that is held in Zurich. Other than obligations to (1) use reasonable care in appointing a Zurich Sub-Custodian, (2) require the Zurich Sub-Custodians to segregate the platinum and palladium held by it for the Trust from any other platinum and palladium held by it for the Custodian and any other customers of the Custodian by making appropriate entries in its books and records and (3) ensure that a Zurich Sub-Custodian provides confirmation to the Trustee that it has undertaken to segregate the platinum and palladium held by it for the Trust, the Custodian is not liable for the acts or omissions of the Zurich Sub-Custodians. Other than as described above, the Custodian does not undertake to monitor the performance by the Zurich Sub-Custodians of their custody functions. The Trustee’s obligation to monitor the performance of the Custodian is limited to receiving and reviewing the reports of the Custodian. The Trustee does not monitor the performance of the Zurich Sub-Custodians or any other sub-custodian. In addition, the ability of the Trustee and the Sponsor to monitor the performance of the Custodian may be limited because, under the Custody Agreements, the Trustee and the Sponsor have only limited rights to visit the premises of the Custodian or a Zurich Sub-Custodian for the purpose of examining the Trust’s platinum or palladium and certain related records maintained by the Custodian or the Zurich Sub-Custodians.

As a result of the above, any failure by a Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s platinum or palladium may not be detectable or controllable by the Custodian, the Sponsor or the Trustee and could result in a loss to the Trust.

Because neither the Trustee nor the Custodian oversees or monitors the activities of sub-custodians who may hold the Trust’s Bullion, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s Bullion could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are (1) in London only for all Bullion, Barclays Bank plc, The Bank of Nova Scotia – ScotiaMocatta, HSBC Bank USA, N.A and Deutsche Bank A.G (2) in London only for gold only, the Bank of England (3) in London and Zurich for all Bullion, Union Bank of Switzerland (UBS), Brink’s Global Services Inc., (4) in London only for Silver, Via Mat International and (5) in Zurich only for platinum and palladium only, Credit Suisse, and the custodian may use LBMA and LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian will select the Zurich Sub-Custodians, and each Zurich Sub-Custodian will custody that portion of the Trust’s allocated platinum and palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodians and any other sub-custodian, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian.

The obligations of any sub-custodian of the Trust’s Bullion are not determined by contractual arrangements but by LBMA and LPPM rules and London or Zurich Bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its Bullion custodied with sub-custodians.

Except for the Custodian’s arrangements with the Zurich Sub-Custodians, there are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s Bullion and the Trustee or the Custodian because traditionally such arrangements are based on the LBMA’s and the LPPM’s rules and on the customs and practices of the London or Zurich Bullion markets. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s and the LPPM’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of Bullion. If the Trust’s Bullion is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s Bullion will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of Bullion by such sub-custodian.

Physical Bullion allocated to the Trust in connection with the creation of a Basket may not meet the Good Delivery Standards and, if a Basket is issued against such Bullion, the Trust may suffer a loss.

Neither the Trustee nor the Custodian independently confirms the fineness of the physical gold, silver, platinum or palladium allocated to the Trust in connection with the creation of a Basket. The Bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LBMA’s standards for gold and silver bars or the LPPM’s standards for platinum and palladium plates and ingots delivered in settlement of a Bullion trade (“Good Delivery Standards”), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such Bullion, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account will not be segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the gold and silver bars and platinum and palladium plates and ingots held in the Trust’s allocated Bullion account.

Bullion which is part of a deposit for a purchase order or part of a redemption distribution is held for a time in the Trust Unallocated Account and, previously or subsequently, in the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, have no proprietary rights to any specific bars of gold or silver or plates or ingots of platinum or palladium held by the Custodian and each is an unsecured creditor of the Custodian with respect to the amount of Bullion held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s Bullion in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a sub-custodian fails to so segregate Bullion held by it on behalf of the Trust, unallocated Bullion will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of Bullion held in their respective unallocated Bullion accounts.

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

The Trustee will sell Bullion held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current gold, silver, platinum and palladium prices. The Trust is not actively managed and no attempt will be made to buy or sell Bullion to protect against or to take advantage of fluctuations in the price of any Bullion metal. Consequently, the Trust’s Bullion may be sold at a time when the Bullion prices are low, resulting in a negative effect on the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or the Trustee under the Trust Agreement.

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents.   That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).The Trust has issued Shares without registration under the Securities Act of 1933 or an applicable exemption from such registration, in exchange for the delivery to the Trust of the amount of Bullion represented by the Shares being created based on the combined NAV of such Shares, in six creation transactions as set forth below:

Date	Number of Baskets	Number of Shares	NAV per Share	Aggregate Value
December 11, 2013	28	1,400,000	$68.94	$96,516,000
December 19, 2013	2	100,000	65.38	6,538,000
January 8, 2014	1	50,000	66.83	3,341,500
February 26, 2014	1	50,000	72.63	3,631,500
March 7, 2014	2	100,000	72.64	7,264,000
March 20, 2014	1	50,000	70.80	3,540,000

The beneficial owners of the Shares issued in these transactions are unknown to the Trust.

Item 2(b).Not applicable.

Item 2(c).For the three months ended March 31, 2014:

5 Baskets were created.

30 Baskets  were redeemed.

	Total Baskets	Total Shares	Average Ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
January 2014	30	1,500,000	0.029	1.079	0.004	0.006
February 2014	-	-	-	-	-	-
March 2014	-	-	-	-	-	-
	30	1,500,000

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: May 12, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.