Form 10-Q
period 2014-06-30
ETFS Precious Metals Basket Trust
filed 2014-08-11
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Yes ☐ No ☒

As of August 11, 2014, ETFS Precious Metals Basket Trust had  2,550,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At June 30, 2014 and December 31, 2013

	June 30, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion (2)
Gold (cost: June 30, 2014: $92,461; December 31, 2013: $139,729)	$100,367	$139,729
Silver (cost: June 30, 2014: $54,924; December 31, 2013: $83,152)	58,406	83,152
Platinum (cost: June 30, 2014: $13,898; December 31, 2013: $21,057)	15,061	21,057
Palladium (cost: June 30, 2014: $10,580; December 31, 2013: $15,984)	12,884	15,984
Total investment in Bullion	186,718	259,922

Total assets	186,718	259,922

LIABILITIES
Fees payable to Sponsor	92	118
Bullion payable	3,589	-
Total Liabilities	3,681	118

NET ASSETS	$183,037	$259,804

ANALYSIS OF NET ASSETS
Redeemable Shares at redemption value to investors (3)	183,037	260,358
Shareholders' deficit	-	(554)
Total net assets (3)	$183,037	$259,804

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At June 30, 2014,  Bullion is recorded at fair value.  At December 31, 2013, Bullion was recorded at the lower of cost or market value. Refer to Note 2.1 for a breakdown of average cost and fair value per metal.

(3)Net assets at December 31, 2013 represents total liabilities, redeemable Shares and Shareholders’ deficit. Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2014 were 2,550,000 and at December 31, 2013 were 3,950,000.  Net asset value per Share at June 30, 2014 and December 31, 2013 was $71.78 and $65.91, respectively.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.   The amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Schedule of Investments (Unaudited)
At June 30, 2014 and December 31, 2013

	June 30, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	76,324.6	$92,461	$100,367	54.83%
Silver	2,798,565.9	54,924	58,406	31.91%
Platinum	10,176.6	13,898	15,061	8.23%
Palladium	15,264.9	10,580	12,884	7.04%
Total investment in Bullion	2,900,332.0	$171,863	$186,718	102.01%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	116,295.9	$139,729	$139,729	53.78%
Silver	4,264,181.5	83,152	83,152	32.01%
Platinum	15,506.1	21,057	21,057	8.10%
Palladium	23,259.1	15,984	16,538	6.15%
Total investment in Bullion	4,419,242.6	$259,922	$260,476	100.05%

(1)Calculated as investment in Bullion at fair value divided by net assets as, at June 30, 2014, investment in Bullion is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in Bullion at cost divided by net assets as, at December 31, 2013, investment in Bullion was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014 (1)	June 30, 2013 (2)	June 30, 2014 (1)	June 30, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$277	$282	$588	$597
Total expenses	277	282	588	597

Net investment loss	(277)	(282)	(588)	(597)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	16	(9)	26	18
Realized gain / (loss) on Bullion distributed for the redemption of Shares	319	(471)	3,764	(471)
Change in unrealized gain / (loss) on investment in Bullion	5,575	(50,292)	14,301	(50,909)
Total gain / (loss) on Bullion	5,910	(50,772)	18,091	(51,362)

Change in net assets from operations	$5,633	$(51,054)	$17,503	$(51,959)

Net increase / (decrease) in net assets per Share	$2.17	$(20.16)	$6.23	$(21.41)

Weighted average number of Shares	2,599,451	2,532,967	2,808,564	2,426,796

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three and six months ended June 30, 2013

	Three Months	Six Months
	Ended	Ended
	June 30, 2013 (1)	June 30, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$11,951	$35,076

Value of Bullion distributed for redemption of Shares - at cost	$4,238	$4,238

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(51,054)	$(51,959)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease in investment in Bullion	42,898	20,672
Decrease in fees payable to Sponsor	(28)	(22)
Increase / (decrease) in redeemable Shares:
Creations	11,951	35,076
Redemptions	(3,767)	(3,767)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$310	$619

(1)In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the three and six months ended June 30, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2014

	Six Months Ended June 30, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	3,950,000	$259,804
Effect of adoption of new accounting principle (see Note 2.1)		554
Net investment loss		(588)
Realized gain on investment in Bullion		3,790
Change in unrealized gain on investment in Bullion		14,301
Creations	250,000	17,777
Redemptions	(1,650,000)	(112,601)
Closing balance at June 30, 2014	2,550,000	$183,037

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2014

	Three Months	Six Months
	Ended	Ended
	June 30, 2014 (1)	June 30, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$69.60	$65.91
Income from investment operations:
Net investment loss	(0.11)	(0.21)
Net realized and unrealized gains and losses on investment in Bullion	2.29	6.08
Change in net assets from operations	2.18	5.87

Net asset value per Share at end of period	$71.78	$71.78

Weighted average number of shares	2,599,451	2,808,564

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%

Non-Annualized Total Return	3.13%	8.91%

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in Bullion at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in Bullion at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the six month period ended June 30, 2014.

2.	A Schedule of Investments is required as of June 30, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the period ended June 30, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the period ended June 30, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of June 30, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.2. Valuation of Bullion

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich vault premises on a segregated basis and whose appointment has been approved by the Sponsor, (the “Zurich Sub-Custodian”) at its Zurich, Switzerland vaulting premises on a segregated basis. The Trust’s Bullion is rcorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the “London Fix” (the applicable fix for each metal of the price of an ounce of such metal and is performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium Market (“LPPM”), as applicable) for each metal held by the Trust. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using cost.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(Amounts in 000's of US$)	Gold	Silver	Platinum	Palladium	Total
Investment in Bullion - cost	$92,461	$54,924	$13,898	$10,580	$171,863
Unrealized gain on investment in Bullion	7,906	3,482	1,163	2,304	14,855
Investment in Bullion - fair value	$100,367	$58,406	$15,061	$12,884	$186,718

	December 31, 2013
(Amounts in 000's of US$)	Gold	Silver	Platinum	Palladium	Total
Investment in Bullion - cost	$139,729	$83,152	$21,057	$15,984	$259,922
Unrealized gain on investment in Bullion	-	-	-	554	554
Investment in Bullion - fair value	$139,729	$83,152	$21,057	$16,538	$260,476

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2014	December 31, 2013
Level 2
Investment in Bullion	$186,718	$260,476

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

Bullion receivable or payable at June 30, 2014 December 31, 2013 is set out below:

(Amounts in 000's of US$)	June 30, 2014	December 31, 2013
Bullion receivable	$-	$-

Bullion payable	$3,589	$-

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.5. Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of Bullion to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2014.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2014 and December 31, 2013.

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.7. Investment in Bullion

Changes in ounces of Bullion and the respective values for the six months ended June 30, 2014 and for the year ended December 31, 2013 are set out below:

(Amounts in 000's of US$, except for ounces data)	Six Months Ended June 30, 2014
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	116,295.9	4,264,181.5	15,506.1	23,259.1	4,419,242.6
Creations	7,350.5	269,518.3	980.1	1,470.1	279,319.0
Redemptions	(47,060.2)	(1,725,542.1)	(6,274.7)	(9,412.0)	(1,788,289.0)
Transfers of Bullion to pay expenses	(261.6)	(9,591.8)	(34.9)	(52.3)	(9,940.6)
Closing balance	76,324.6	2,798,565.9	10,176.6	15,264.9	2,900,332.0

Investment in Bullion
Opening balance	$139,729	$83,152	$21,057	$16,538	$260,476
Creations	9,629	5,622	1,416	1,110	17,777
Redemptions	(59,448)	(33,897)	(8,866)	(6,802)	(109,013)
Realized gain on Bullion distributed for the redemption of Shares	2,865	235	339	325	3,764
Transfers of Bullion to pay expenses	(333)	(191)	(50)	(39)	(613)
Realized gain on Bullion transferred to pay expenses	17	3	3	3	26
Unrealized gain on investment in Bullion	7,908	3,482	1,162	1,749	14,301
Closing balance	$100,367	$58,406	$15,061	$12,884	$186,718

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2013
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	65,167.3	2,389,467.4	8,689.0	13,033.4	2,476,357.1
Creations	60,409.7	2,215,021.8	8,054.6	12,081.9	2,295,568.0
Redemptions	(8,837.9)	(324,057.5)	(1,178.4)	(1,767.6)	(335,841.4)
Transfers of Bullion to pay expenses	(443.2)	(16,250.2)	(59.1)	(88.6)	(16,841.1)
Closing balance	116,295.9	4,264,181.5	15,506.1	23,259.1	4,419,242.6

Investment in Bullion
Opening balance	$96,337	$68,562	$12,213	$8,315	$185,427
Creations	80,050	48,772	11,510	8,904	149,236
Redemptions	(11,140)	(6,589)	(1,619)	(1,259)	(20,607)
Realized (loss)/gain on Bullion distributed for the redemption of Shares	(1,748)	(2,280)	(64)	82	(4,010)
Transfers of Bullion to pay expenses	(638)	(397)	(88)	(64)	(1,187)
Realized gain on Bullion transferred to pay expenses	(22)	(67)	4	6	(79)
Realized loss on investment in Bullion	(23,110)	(24,849)	(899)	-	(48,858)
Closing balance	$139,729	$83,152	$21,057	$15,984	$259,922

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.8. Expenses

The Trust will transfer Bullion to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.60% of the adjusted net asset value (the “ANAV”) of the Trust, paid monthly in arrears.

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

For the three months ended June 30, 2014 and 2013 the Sponsor’s Fee was $277,000 and $282,344, respectively.  For the six months ended June 30, 2014 and 2013 the Sponsor’s Fee was $588,080 and $597,190, respectively.  At June 30, 2014 and at December 31, 2013, the fees payable to the Sponsor were $92,098 and $116,992, respectively.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

On May 14, 2014 the London Silver Market Fixing Ltd announced it would discontinue the “London Fix” pricing benchmark for silver after August 14, 2014.  The London Fix has been the benchmark price for the valuation of silver bullion held by the Trust.  The London Bullion Market Association has accepted a proposal by CME Group and Thomson Reuters to operate a replacement silver price benchmark mechanism. Commencing August 15, 2014, CME Group/Thomson Reuters will operate an electronic, volume-weighted, over-the-counter silver bullion market clearing process to establish and publish a fixing price for a troy ounce of silver once each trading day at 12.00pm London time (the “London Silver Price”).

Commencing August 15, 2014, on each trading day the Sponsor will use the London Silver Price for valuing silver bullion received upon purchase of the Trust’s shares, delivered upon redemption of the Trust’s shares and otherwise held by the Trust.  The Sponsor also expects to determine that the London Silver Price will fairly represent the commercial value of silver bullion held by the Trust and, effective 60 days after the delivery of notice of such determination to The Depository Trust Company, the registered owner of the shares of the Trust, the “Benchmark Price" (as defined in each ETFS Trust’s Trust Agreement) as of any day will be the London Silver Price for such day.

During this period, no other material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

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

The Quarter Ended June 30, 2014

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

The Trust’s NAV decreased from $187,928,311 at March 31, 2014 to $183,036,487 at June 30, 2014, a 2.60% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from  a decrease in outstanding Shares, which fell from 2,700,000 Shares at March 31, 2014 to 2,550,000 Shares at June 30, 2014, a result of 150,000 Shares (3 Baskets) being redeemed during the quarter.  No Shares were created during the quarter.

There was an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 3.28% during the quarter.

NAV per Share increased 3.13% from $69.60 at March 31, 2014 to $71.78 at June 30, 2014. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $277,000 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $72.02 at June 24, 2014 was the highest during the quarter, compared with a low of $67.21 at June 4, 2014.

Change in net assets from operations for the quarter ended June 30, 2014 was $5,632,401, resulting from a realized gain of $16,282 on the transfer of Bullion to pay expenses, a realized gain of $318,619 on Bullion distributed for the redemption of Shares and a change in unrealized gain on investment in Bullion of $5,574,500, offset by Sponsor’s Fees of $277,000. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in Bullion at the lower of cost or market value. Under the previous presentation and accounting policies, net loss from operations for the quarter ended June 30, 2013 was $51,054,587, resulting from a net loss of $9,378 on the transfer of Bullion to pay expenses, a net loss of $470,691 on Bullion distributed for the redemption of Shares and an unrealized loss of $50,292,174 on  investment in Bullion and Sponsor’s Fees of $282,344.

In the quarter ended June 30, 2014 there was  a realized gain on redemption of Shares compared to a net loss on Bullion distributed for the redemption is Shares in the quarter ended June 30, 2013.  This has occurred as a result of movements in the Proportionate Price.

There was an unrealized gain on investment in Bullion in the quarter ended June 30, 2014 compared to an unrealized loss on  investment in Bullion in the quarter ended June 30, 2013.  This change has occurred due to the adoption of investment company accounting and movements in the Proportionate Price during the respective quarters.

Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the quarter ended June 30, 2014 was lower than the fee for the quarter ended June 30, 2013 as the average assets were lower in the quarter ended June 30, 2014 compared to the quarter ended June  30, 2013.

The Six Months Ended June 30, 2014

The Trust’s NAV decreased  from $260,358,571 at December 31, 2013 to $183,036,487 at June 30, 2014, a 29.70% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 3,950,000 Shares at December 31, 2013 to 2,550,000 Shares at June 30, 2014, a result of 250,000 Shares  (5 Baskets) being created and 1,650,000 Shares  (33 Baskets) being redeemed during the period.

There was an increase in the Proportionate Price which rose 9.22% during the period.

NAV per Share increased 8.91% from $65.91 at December 31, 2013 to $71.78 at June 30, 2014. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $588,080 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $74.11 at March 14, 2014 was the highest during the period, compared with a low of $66.83 at January 8, 2014.

Change in net assets arising from the change in accounting principle (refer to Note 2.1 of the unaudited condensed financial statements) as of January 1, 2014 was $553,752.  Change in net assets from operations for the period ended June 30, 2014 was $17,504,079, resulting from a realized gain of $26,188 on the transfer of Bullion to pay expenses, a realized gain of $3,764,409 on Bullion distributed for the redemption of Shares and a change in unrealized gain on investment in Bullion of $14,301,562, offset by Sponsor’s Fees of $588,080. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in Bullion at the lower of cost or market value. Under the previous presentation and accounting policies, net loss from operations for the period ended June 30, 2013 was $51,959,921, resulting from a net gain of $17,776 on the transfer of Bullion to pay expenses, offset by a net loss of $470,691 on Bullion distributed for the redemption of Shares and an unrealized loss of $50,909,816 on  investment in Bullion and Sponsor’s Fees of $597,190.

In the period ended June 30, 2014 there was a realized gain on redemption of Shares compared to a net loss on Bullion distributed for the redemption of Shares in the period ended June 30, 2013.  This has occurred as a result of movements in the Proportionate Price.

There was an unrealized gain on investment in Bullion in the period ended June 30, 2014 compared to an unrealized loss on  investment in Bullion in the period ended June 30, 2013.  This change has occurred due to the adoption of investment company accounting and movements in the Proportionate Price during the respective periods.

Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the period ended June 30, 2014 was lower than the fee for the period ended June 30, 2013 as the average assets were lower in the period ended June 30, 2014 compared to the period ended June 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2014 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended June 30, 2014:

0 Baskets were created.

3 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
April 2014	2	100,000	0.029	1.077	0.004	0.006
May 2014	-	-	-	-	-	-
June 2014	1	50,000	0.029	1.076	0.004	0.006
	3	150,000

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: August 11, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.