Form 10-Q
period 2014-09-30
ETFS Precious Metals Basket Trust
filed 2014-11-10
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☐ No ☒

As of November 6, 2014, ETFS Precious Metals Basket Trust had  2,300,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At September 30, 2014 and December 31, 2013

	September 30, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion (2)
Gold (cost: September 30, 2014: $88,770; December 31, 2013: $139,729)	$89,143	$139,729
Silver (cost: September 30, 2014: $52,731; December 31, 2013: $83,152)	45,972	83,152
Platinum (cost: September 30, 2014: $13,344; December 31, 2013: $21,057)	12,702	21,057
Palladium (cost: September 30, 2014: $10,158; December 31, 2013: $15,984)	11,358	15,984
Total investment in Bullion	159,175	259,922

Total assets	159,175	259,922

LIABILITIES
Fees payable to Sponsor	80	118
Total Liabilities	80	118

NET ASSETS	$159,095	$259,804

ANALYSIS OF NET ASSETS
Redeemable Shares at redemption value to investors (3)	159,095	260,358
Shareholders' deficit	-	(554)
Total net assets (3)	$159,095	$259,804

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At September 30, 2014,  Bullion is recorded at fair value.  At December 31, 2013, Bullion was recorded at the lower of cost or market value. Refer to Note 2.1 for a breakdown of average cost and fair value per metal.

(3)Net assets at December 31, 2013 represents total liabilities, redeemable Shares and Shareholders’ deficit. Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2014 were 2,500,000 and at December 31, 2013 were 3,950,000.  Net asset value per Share at September 30, 2014 and December 31, 2013 was $63.64 and $65.91, respectively.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.   The amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Schedule of Investments (Unaudited)
At September 30, 2014 and December 31, 2013

	September 30, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	73,278.4	$88,770	$89,143	56.03%
Silver	2,686,872.2	52,731	45,972	28.90%
Platinum	9,770.5	13,344	12,702	7.98%
Palladium	14,655.6	10,158	11,358	7.14%
Total investment in Bullion		$165,003	$159,175	100.05%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	116,295.9	$139,729	$139,729	53.78%
Silver	4,264,181.5	83,152	83,152	32.01%
Platinum	15,506.1	21,057	21,057	8.10%
Palladium	23,259.1	15,984	16,538	6.15%
Total investment in Bullion		$259,922	$260,476	100.05%

(1)Calculated as investment in Bullion at fair value divided by net assets, as at September 30, 2014, investment in Bullion is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in Bullion at cost divided by net assets, as at December 31, 2013, investment in Bullion was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014 (1)	September 30, 2013 (2)	September 30, 2014 (1)	September 30, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$262	$295	$850	$892
Total expenses	262	295	850	892

Net investment loss	(262)	(295)	(850)	(892)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	17	(49)	43	(32)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	186	-	3,950	(471)
Change in unrealized (loss) / gain on investment in Bullion	(20,681)	18,807	(6,380)	(32,102)
Total gain / (loss) on Bullion	(20,478)	18,758	(2,387)	(32,605)

Change in net assets from operations	$(20,740)	$18,463	$(3,237)	$(33,497)

Net (decrease) / increase in net assets per Share	$(8.14)	$7.03	$(1.19)	$(13.43)

Weighted average number of Shares	2,546,739	2,626,630	2,720,330	2,494,139

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three and nine months ended September 30, 2013

	Three Months	Nine Months
	Ended	Ended
	September 30, 2013 (1)	September 30, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$11,104	$46,180

Value of Bullion distributed for redemption of Shares - at cost	$-	$4,237

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$18,463	$(33,497)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Increase in investment in Bullion	(29,583)	(8,910)
Increase / (decrease) in fees payable to Sponsor	16	(7)
Increase / (decrease) in redeemable Shares:
Creations	11,104	46,180
Redemptions	-	(3,766)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$280	$899

(1)In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the three and nine months ended September 30, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2014

	Nine Months Ended September 30, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	3,950,000	$259,804
Effect of adoption of new accounting principle (see Note 2.1)		554
Net investment loss		(850)
Realized gain on investment in Bullion		3,993
Change in unrealized loss on investment in Bullion		(6,380)
Creations	250,000	17,776
Redemptions	(1,700,000)	(115,802)
Closing balance at September 30, 2014	2,500,000	$159,095

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2014

	Three Months	Nine Months
	Ended	Ended
	September 30, 2014 (1)	September 30, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$71.78	$65.91
Income from investment operations:
Net investment loss	(0.10)	(0.31)
Total realized gain and change in unrealized gain on investment in Bullion	(8.04)	(1.96)
Change in net assets from operations	(8.14)	(2.27)

Net asset value per Share at end of period	$63.64	$63.64

Weighted average number of Shares	2,546,739	2,720,330

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%

Non-Annualized Total Return	(11.34)%	(3.44)%

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

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, silver, platinum and palladium, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold, silver, platinum and palladium markets through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in Bullion at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in Bullion at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the nine month period ended September 30, 2014.

2.	A Schedule of Investments is required as of September 30, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the three and nine month periods ended September 30, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the three and nine month periods ended September 30, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of September 30, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich vault premises on a segregated basis and whose appointment has been approved by the Sponsor, (the “Zurich Sub-Custodian”) at its Zurich, Switzerland vaulting premises on a segregated basis. The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant “London Metal Price”  for each metal held by the Trust.  This is the applicable “London Fix” for gold of the price of an ounce of gold as performed in London, England by the five fixing members of the London Bullion Market Association (the “LBMA”).  For platinum and palladium this is the “London Fix” for platinum or palladium (as applicable) of the price of an ounce of such metal performed in London, England by fixing members of the London Platinum and Palladium Market (“LPPM”),. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using cost.

Prior to August 15, 2014, the Trust utilized the “London Fix” for silver as its benchmark for silver valuation purposes. The London Fix for silver, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market making members of the LBMA at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants.  Effective from August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”).  As of the date of filing, the London Silver Price is established by the five LBMA-authorized bullion banks and market makers participating in the auction.  The “London Metal Price” for silver held by the Trust is the London Silver Price.

Once the value of Bullion has been determined, the net asset value (the “NAV”) is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.  The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(Amounts in 000's of US$)	Gold	Silver	Platinum	Palladium	Total
Investment in Bullion - cost	$88,770	$52,731	$13,344	$10,158	$165,003
Unrealized gain / (loss) on investment in Bullion	373	(6,759)	(642)	1,200	(5,828)
Investment in Bullion - fair value	$89,143	$45,972	$12,702	$11,358	$159,175

	December 31, 2013
(Amounts in 000's of US$)	Gold	Silver	Platinum	Palladium	Total
Investment in Bullion - cost	$139,729	$83,152	$21,057	$15,984	$259,922
Unrealized gain on investment in Bullion	-	-	-	554	554
Investment in Bullion - fair value	$139,729	$83,152	$21,057	$16,538	$260,476

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.2. Valuation of Bullion (continued)

The per Share amount of Bullion exchanged for a purchase or redemption is calculated daily by the Trustee, using the London Metal Price for each metal held by the Trust to calculate the Bullion amount in respect of any liabilities for which covering Bullion sales have not yet been made, and represents the per Share amount of Bullion held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013
Level 2
Investment in Bullion	$159,175	$260,476

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

There was Bullion receivable or payable at September 30, 2014 or December 31, 2013

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.4. Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other Bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account, either loco London or loco Zurich, established with the Custodian or a Bullion clearing bank by an Authorized Participant.

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

Changes in the Shares for the year ended December 31, 2013 are set out below:

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

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.5. Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of Bullion to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2014.

Unless otherwise directed by the Sponsor, when selling Bullion the Trustee will endeavor to sell at the price established by the London Metal Price for each metal held by the Trust. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such Bullion only if the sale transaction is made at the London Metal Price for each metal held by the Trust used by the Trustee to value the Trust’s Bullion. A gain or loss is recognized based on the difference between the selling price and the cost of the Bullion sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.6. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2014 and December 31, 2013.

ETFS PRECIOUS METALS BASKET TRUST

2. Significant Accounting Policies (continued)

2.7. Investment in Bullion

Changes in ounces of Bullion and the respective values for the nine months ended September 30, 2014 and for the year ended December 31, 2013 are set out below:

(Amounts in 000's of US$, except for ounces data)	Nine Months Ended September 30, 2014
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	116,295.9	4,264,181.5	15,506.1	23,259.1	4,419,242.6
Creations	7,350.5	269,518.3	980.1	1,470.1	279,319.0
Redemptions	(49,992.3)	(1,833,052.5)	(6,665.6)	(9,998.5)	(1,899,708.9)
Transfers of Bullion to pay expenses	(375.7)	(13,775.1)	(50.1)	(75.1)	(14,276.0)
Closing balance	73,278.4	2,686,872.2	9,770.5	14,655.6	2,784,576.7

Investment in Bullion
Opening balance	$139,729	$83,152	$21,057	$16,538	$260,476
Creations	9,629	5,621	1,416	1,110	17,776
Redemptions	(63,150)	(35,959)	(9,409)	(7,284)	(115,802)
Realized gain on Bullion distributed for the redemption of Shares	3,015	187	348	400	3,950
Transfers of Bullion to pay expenses	(480)	(277)	(72)	(59)	(888)
Realized gain on Bullion transferred to pay expenses	25	7	4	7	43
Unrealized gain / (loss) on investment in Bullion	375	(6,759)	(642)	646	(6,380)
Closing balance	$89,143	$45,972	$12,702	$11,358	$159,175

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2013
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	65,167.3	2,389,467.4	8,689.0	13,033.4	2,476,357.1
Creations	60,409.7	2,215,021.8	8,054.6	12,081.9	2,295,568.0
Redemptions	(8,837.9)	(324,057.5)	(1,178.4)	(1,767.6)	(335,841.4)
Transfers of Bullion to pay expenses	(443.2)	(16,250.2)	(59.1)	(88.6)	(16,841.1)
Closing balance	116,295.9	4,264,181.5	15,506.1	23,259.1	4,419,242.6

Investment in Bullion
Opening balance	$96,337	$68,562	$12,213	$8,315	$185,427
Creations	80,050	48,772	11,510	8,904	149,236
Redemptions	(11,140)	(6,589)	(1,619)	(1,259)	(20,607)
Realized (loss)/gain on Bullion distributed for the redemption of Shares	(1,748)	(2,280)	(64)	82	(4,010)
Transfers of Bullion to pay expenses	(638)	(397)	(88)	(64)	(1,187)
Realized gain on Bullion transferred to pay expenses	(22)	(67)	4	6	(79)
Realized loss on investment in Bullion	(23,110)	(24,849)	(899)	-	(48,858)
Closing balance	$139,729	$83,152	$21,057	$15,984	$259,922

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

For the three months ended September 30, 2014 and 2013 the Sponsor’s Fee was $262,117 and $294,884, respectively.  For the nine months ended September 30, 2014 and 2013 the Sponsor’s Fee was $850,197 and $892,074, respectively.  At September 30, 2014 and at December 31, 2013, the fees payable to the Sponsor were $80,025 and $116,992, respectively.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

On October 16, 2014, the London Platinum and Palladium Fixing Company Limited (“LPPFCL”) announced it will discontinue the “London Fix” pricing benchmarks for platinum and palladium after November 30, 2014.  The London Fix has been the benchmark price for valuation of platinum and palladium bullion held by the Trust. The LPPFCL has accepted a proposal by the London Metal Exchange (“LME”) to administer replacement platinum and palladium price benchmark mechanisms. Commencing December 1, 2014, the LME will operate platinum and palladium bullion price fixing systems that will replicate electronically the current manual London Fix processes employed by the LPPFCL as well as provide electronic market clearing processes for platinum and palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the current London Fix processes, will establish and publish fixed prices for troy ounces of platinum and palladium twice each London trading day at 9:45 am London time (“LME AM Fix”) and 2:00 pm London time (“LME PM Fix”). In addition to utilizing the same London Fix standards and methods, the LME will also supervise the platinum and palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME AM and PM Fixes.

Commencing December 1, 2014, on each trading day the Sponsor will use the LME PM Fix for valuing platinum and palladium bullion received upon purchase of the Trust’s shares, delivered upon redemption of the Trust’s shares and otherwise held by the Trust. The Sponsor also expects to determine that the LME PM Fix will fairly represent the commercial value of platinum and palladium bullion held by the Trust and, effective 60 days after the delivery of notice of such determination to The Depository Trust Company, the registered owner of the shares of the Trust, the “Benchmark Price” (as defined in the Trust’s Trust Agreement) as of any day will be the LME PM Fix for such day.

On November 7, 2014, the London Bullion Market Association (“LBMA”) announced it will discontinue the “London Gold Fix” pricing benchmark for gold during the first quarter of 2015.  The exact date of the transition to a new gold bullion pricing standard will be announced by the LBMA at a later date. The London Gold Fix has been the benchmark price for valuation of gold bullion held by the Trust. The LBMA has accepted a proposal by the ICE Benchmark Association (“IBA”) to administer a replacement gold price benchmark mechanism. Commencing during the first quarter of 2015, the IBA will operate an electronic, auction-based, tradable and auditable gold bullion market clearing process that will replace the London Gold Fix.  The IBA’s electronic price fixing process, like the current London Gold Fix process, will establish and publish fixed prices for troy ounces of gold twice each London trading day at electronic auctions starting at 9:45 am London time and 3:00 pm London time (“IBA PM Gold Fix”).

Commencing on a date in the first quarter of 2015 when the IBA PM Gold Fix is declared operative by the LBMA, on each trading day the Sponsor will use the IBA PM Gold Fix for valuing gold bullion received upon purchase of the Trust’s shares, delivered upon redemption of the Trust’s shares and otherwise held by the Trust. The Sponsor also expects to determine that the IBA PM Gold Fix will fairly represent the commercial value of gold bullion held by the Trust and, effective 60 days after the delivery of notice of such determination to The Depository Trust Company, the registered owner of the shares of the Trust, the “Benchmark Price” (as defined in the Trust’s Trust Agreement) as of any day will be the IBA PM Gold Fix for such day.

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

ETFS PRECIOUS METALS BASKET TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on October 18, 2010. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

The Trust holds Bullion (consisting of gold, silver, platinum and palladium in specified proportions) and is expected to issue Baskets in exchange for deposits of Bullion, and to distribute Bullion in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, silver, platinum and palladium in the proportions held by the Trust, less the Trust’s expenses. The Trust holds Bullion in a ratio such that for every 0.03 ounces of gold, it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in Bullion.

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

Valuation of Bullion and Computation of Net Asset Value

On each business day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee values the Bullion held by the Trust and determines both the adjusted net asset value (the “ANAV”) and the net asset value (the “NAV”) of the Trust.

At the Evaluation Time, the Trustee values the Trust’s Bullion on the basis of that day’s “London Metal Price” for such metal (the London Fix for gold, platinum and palladium or the London Silver Price for silver, as applicable), or if no London Metal Price is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent London Metal Price for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for Evaluation. In the case this determination is made, the Sponsor will identify an alternative basis for such evaluation to be used by the Trustee.

Gold held by the Trust will typically be valued on the basis of the price of an ounce of gold as set by the afternoon session of the twice daily fix of the price of an ounce of gold which starts at 3:00 PM London, England time and is performed in London by the five fixing members of the London Bullion Market Association (the “LBMA”). Silver held by the Trust will typically be valued on the basis of the daily price of an ounce of silver as set at approximately 12:00 noon London, England time by LBMA -authorized participating bullion banks and market makers in an electronic, over-the-counter auction conducted by CME Group, Inc. in London, England and disseminated by Thomson Reuters. Platinum held by the Trust will typically be valued on the basis of the price of an ounce of platinum as set by the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed in London by the four fixing members of the London Platinum and Palladium Market (the “LPPM”). Palladium held by the Trust will typically be valued on the basis of the price of an ounce of palladium as set by the afternoon session of the twice daily fix of the price of an ounce of palladium which starts at 2:00 PM London, England time and is performed in London by the four fixing members of the LPPM.

Once the value of Bullion held by the Trust has been determined, the Trustee subtracts all estimated accrued but unpaid fees and other liabilities of the Trust from the total value of the Bullion and all other assets of the Trust. The resulting figure is the ANAV of the Trust. The ANAV is used to compute the Sponsor’s Fee.

The Trustee then subtracts from the ANAV the amount of Sponsor’s Fees computed for such day to determine the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

ETFS PRECIOUS METALS BASKET TRUST

The Quarter Ended September 30, 2014

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

The Trust’s NAV decreased from $183,036,487 at June 30, 2014 to $159,095,167 at September 30, 2014, a 13.08% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a  decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 11.21% during the quarter and a decrease in outstanding Shares, which fell from 2,550,000 Shares at June 30, 2014 to 2,500,000 Shares at September 30, 2014, a result of 50,000 Shares (1 Basket) being redeemed during the quarter.  No Shares were created during the quarter.

NAV per Share decreased 11.34% from $71.78 at June 30, 2014 to $63.64 at September 30, 2014. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $262,117 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $73.44 at July 10, 2014 was the highest during the quarter, compared with a low of $63.64 at September 30, 2014.

Decrease in net assets from operations for the quarter ended September 30, 2014 was $20,742,132, resulting from a realized gain of $17,284 on the transfer of Bullion to pay expenses and a realized gain of $186,066 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $20,683,365 and Sponsor’s Fees of $262,117. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in Bullion at the lower of cost or market value. Under the previous presentation and accounting policies, net gain from operations for the quarter ended September 30, 2013 was $18,463,233, resulting from an unrealized gain of $18,807,693 on investment in Bullion, offset by a net loss of $49,576 on the transfer of Bullion to pay expenses and Sponsor’s Fees of $294,884. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2013.

In the quarter ended September 30, 2014 there was a change in unrealized loss on investment in Bullion compared to an unrealized gain on  investment in Bullion in the quarter ended September 30, 2013.  This change has occurred due to the adoption of investment company accounting and movements in the Proportionate Price during the respective quarters.

Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the quarter ended September 30, 2014 was lower than the fee for the quarter ended September 30, 2013 as the average assets were lower in the quarter ended September 30, 2014 compared to the quarter ended September  30, 2013.

The Nine Months Ended September 30, 2014

The Trust’s NAV decreased  from $260,358,569 at December 31, 2013 to $159,095,167 at September 30, 2014, a 38.89% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 3,950,000 Shares at December 31, 2013 to 2,500,000 Shares at September 30, 2014, a result of 250,000 Shares  (5 Baskets) being created and 1,700,000 Shares  (34 Baskets) being redeemed during the period and a decrease in the Proportionate Price which fell 3.02% during the period.

NAV per Share decreased 3.44% from $65.91 at December 31, 2013 to $63.64 at September 30, 2014. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $850,197 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $74.11 at March 14, 2014 was the highest during the period, compared with a low of $63.64 at September 30, 2014.

Change in net assets arising from the change in accounting principle (refer to Note 2.1 of the unaudited condensed financial statements) as of January 1, 2014 was $553,752.  Decrease in net assets from operations for the period ended September 30, 2014 was $3,238,054, resulting from a realized gain of $43,472 on the transfer of Bullion to pay expenses and a realized gain of $3,950,475 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $6,381,804 and Sponsor’s Fees of $850,197. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in Bullion at the lower of cost or market value. Under the previous presentation and accounting policies, net loss from operations for the period ended September 30, 2013 was $33,496,688, resulting from a net loss of $31,800 on the transfer of Bullion to pay expenses, a net loss of $470,691 on Bullion distributed for the redemption of Shares, an unrealized loss of $32,102,123 on investment in Bullion and Sponsor’s Fees of $892,074. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

In the period ended September 30, 2014 there was a realized gain on redemption of Shares compared to a net loss on Bullion distributed for the redemption of Shares in the period ended September 30, 2013.  This has occurred as a result of movements in the Proportionate Price.

The change in unrealized loss on investment in Bullion in the period ended September 30, 2014 was smaller than the unrealized loss on investment in Bullion in the period ended September 30, 2013.  This change has occurred due to the adoption of investment company accounting and movements in the Proportionate Price during the respective periods.

Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the period ended September 30, 2014 was lower than the fee for the period ended September 30, 2013 as the average assets were lower in the period ended September 30, 2014 compared to the period ended September 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2014 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended September 30, 2014:

0 Baskets were created.

1 Basket  was redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
July 2014	-	-	-	-	-	-
August 2014	-	-	-	-	-	-
September 2014	1	50,000	0.029	1.074	0.004	0.006
	1	50,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 to serve as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until Mr. Foulds can resume his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: November 10, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	/s/ Joseph Roxburgh
Joseph Roxburgh
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.