Form 10-K
period 2014-12-31
ETFS Precious Metals Basket Trust
filed 2015-03-02
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2014 as reported by the NYSE Arca, Inc. on that date: $184,722,000.

As of February 26, 2015, ETFS Precious Metals Basket Trust has 2,600,000 ETFS Physical PM Basket Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $260,358,569 at December 31, 2013 to $237,151,492 at December 31, 2014, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased  from 3,950,000 Shares at December 31, 2013 to 3,850,000 Shares at December 31, 2014.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

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

Overview of the Bullion Industry

Introduction

This section provides a brief introduction to the gold, silver, platinum and palladium industries by looking at some of the key participants, detailing the primary sources of demand and supply and, with respect to the gold and silver industries, outlining the role of the “official” sector (i.e., central banks) in the markets.

The Gold Industry

Market Participants

The participants in the world gold market may be classified in the following sectors: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector. A brief description of each follows.

Mining and Producer Sector.

This group includes mining companies that specialize in gold and silver production, mining companies that produce gold as a by-product of other production (such as a copper or silver producer), scrap merchants and recyclers.

Banking Sector.

Gold bullion banks provide a variety of services to the gold market and its participants, thereby facilitating interactions between other parties. Services provided by the gold bullion banking community include traditional banking products as well as mine financing, physical gold purchases and sales, hedging and risk management, inventory management for industrial users and consumers, and gold deposit and loan instruments.

The Official Sector.

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics released by the World Gold Council, central banks are estimated to hold approximately 32,000 tonnes (when used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 20% of existing above-ground stocks. Since September 2009, the European Central Bank and 18 other central banks have operated under the Central Bank Gold Agreement (“CBGA”). The CBGA maintains a cap on lending and derivatives activities and allows a maximum level of sales of 400 tonnes per year, with an overall total of no more than 2,000 tonnes permitted during the five-year life of the CBGA.

The Investment Sector.

This sector includes the investment and trading activities of both professional & private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges, and retail-level coin collectors.

The Manufacturing Sector.

The fabrication and manufacturing sector represents all the commercial and industrial users of gold for whom gold is a daily part of their business. The jewelry industry is a large user of gold. Other industrial users of gold include the electronics and dental industries.

World Gold Supply and Demand 2005-2014 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2005 to 2014 and is based on information reported by Thomson Reuters GFMS and the World Gold Council.

(tonnes)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Gold Supply
Mine Production	2,561	2,496	2,499	2,430	2,613	2,741	2,839	2,861	3,049	3,109
Scrap	902	1,132	1,005	1,350	1,726	1,711	1,659	1,634	1,262	1,122
Net Hedging Supply	(92)	(434)	(432)	(357)	(234)	(106)	11	(40)	(39)	42
Total Supply	3,371	3,194	3,072	3,423	4,105	4,346	4,509	4,455	4,272	4,273

Gold Demand	2,005	2,006	2,007	2,008	2,009	2,010	2,011	2,012	2,013	2,014
Jewelry	2,721	2,302	2,425	2,306	1,817	2,034	2,029	1,998	2,385	2,133
Industrial Fabrication	440	471	477	464	414	469	458	415	408	389
Retail Investment in Coins & Bars	412	427	442	915	825	1,229	1,569	1,357	1,765	1,057
Net Official Sector	(663)	(365)	(484)	(235)	(34)	77	457	544	409	461
ETP Inventory Build	208	260	253	321	623	382	185	279	(880)	(152)
Exchange Inventory Build	29	32	(10)	34	39	54	(6)	(10)	(98)	1
Total Demand	3,147	3,127	3,103	3,805	3,684	4,245	4,692	4,583	3,989	3,889
Source: GFMS, Thompson Reuters

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilised. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of about 2% per annum, increasing 2% in 2014. Of the three sources of supply, mine production accounts for nearly 70% of total supply. Recycled gold volumes have ranged from 902 tonnes to 1,726 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand however jewelry’s contribution to demand has fallen from 87% in 2005 to 44% of demand in 2012. In 2014, jewelry demand represented 55% of total demand. Industrial demand has been relatively constant, contributing between 9% to 15% of total demand but declining the past few years to 10% of total demand in 2014 compared to 14% in 2005. Exchange traded product inventory build had seen strong growth until 2009, rising approximately three-fold between 2005 and 2009, before tapering and eventually seeing outflows in 2013 as the price of gold fell by 27% in that year. During the 2013 price crash, retail coin and bar demand rose to at a 10-year high as retail investors, especially from China, were enticed by the falling prices. Exchange traded products continued to see outflows in 2014 but the price of gold declined modestly.

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

The following chart illustrates the movements in the price of an ounce of gold in US dollars from January 2005 to January 2015:

The Silver Industry

Market Participants

The participants in the world silver market may be classified in the following sectors: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector. A brief description of each follows.

Mining and Producer Sector.

This group includes mining companies that specialize in silver and silver production, mining companies that produce silver as a by-product of other production (such as a copper or gold producer), scrap merchants and recyclers.

Banking Sector.

Bullion banks provide a variety of services to the silver market and its participants, thereby facilitating interactions between other parties. Services provided by the bullion banking community include traditional banking products as well as mine financing, physical silver purchases and sales, hedging and risk management, inventory management for industrial users and consumers and silver leasing.

The Official Sector.

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to GFMS Limited in World Silver Survey 2010, at the end of 2009, government held silver bullion stocks total 61 million ounces.

The Investment Sector.

This sector includes the investment and trading activities of both professional and private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges, and retail-level coin collectors.

The Manufacturing Sector.

The fabrication and manufacturing sector represents all the commercial and industrial users of silver. Industrial applications comprise the largest use of silver. The jewelry and silverware sector is the second largest, followed by the photographic industry (although the latter has been declining over the past several years as a result of the spread of digital photography).

World Silver Supply and Demand 2004-2013 (million ounces)

The following table sets forth a summary of the world silver supply and demand for the period from 2004 to 2013 and is based on information reported by Thomson Reuters GFMS Ltd, the World Silver Survey 2014 and the Silver Institute.

(millions of ounces)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Supply
Mine production	614	640	643	666	683	714	751	755	792	820
Net government sales	62	66	79	43	31	16	44	12	7	8
Old silver scrap	199	203	206	203	201	200	226	259	253	192
Net producer hedging	(2)	46	(12)	(24)	(9)	(17)	50	12	(47)	(41)
Total reported supply	873	955	916	888	906	913	1,071	1,038	1,005	979

Demand
Jewelry	187	188	176	183	178	177	191	183	181	199
Coins and bars	53	52	49	51	188	88	146	213	139	246
Silverware	68	69	63	61	60	54	53	48	45	50
Industrial fabrication	609	636	644	657	651	539	644	625	588	586
Electrical and electronics	192	211	223	240	246	203	273	261	237	234
Brazing alloys and solders	49	52	54	58	61	53	61	62	60	62
Photography	179	160	142	117	100	78	69	62	54	50
Other	189	213	225	242	244	205	241	240	237	240
ETP inventory build	-	-	158	55	101	154	133	(24)	55	2
Exchange inventory build	(20)	16	(9)	22	(7)	(15)	(7)	12	62	9
Total reported demand	897	961	1,081	1,029	1,171	997	1,160	1,057	1,070	1,092

Source: Thomson Reuters GFMS Ltd, World Silver Survey 2014, Silver Institute.

The following are some of the main characteristics of the silver market illustrated by the table:

Silver supply over the period shown, including mine production, net government sales, scrap and net hedging supply averaged 954 million ounces (Moz) per year.  In 2013 total supply declined 3% to 979 Moz, marking the third consecutive year of annual total supply declines.  Mine production averaged 74% of total silver supply between 2004-2013 and 84% in 2013 as mine production reached a new record and scrap supply declined on the back of lower silver prices.

During the period shown, silver scrap was the second largest contributor to supply, averaging approximately 214 Moz per year, which averages 22% between 2004-2013.  In 2013, silver scrap declined to 20% of total supply.

The biggest source of demand for silver is in industrial applications, averaging 59% between 2004-2013.  Silver is among the best electrical and thermal conductor of all metals and is therefore used in many electrical applications, particularly in conductors, switches, contacts, and fuses. Silver is also used in the manufacture of batteries, which use silver alloys as the cathode. Silver, a well-known bactericide, is used in a number of applications, including water purification systems, air-handling systems, and in a wide-range of textile and plastic consumer products. Silver is also used to join metals through brazing and soldering. In the period from 2004 to 2013, industrial applications consumed an average of 618 Moz per year.

Silver is also used in the manufacturing of jewelry and silverware. These applications for silver consumed an average of 241 Moz per year over the period shown.

Silver’s role in photography has been a regular component of silver demand, although photographic use has decreased each year since 2004. Silver use in photography averaged 101 Moz per year over the period shown, but only 50 Moz in 2013. Silver is also used in the fabrication of coins and medals. Silver was once widely used in coinage, and many nations were on a silver standard until the 19th century. Today silver is in limited use for circulating coinage, and is used in bullion coins issued by national governments typically for use by investors wishing to own physical silver in small quantities and in commemorative coins. Silver’s use in coins and bars has averaged over 122.5 Moz per year from 2004-2013, increasing 77% in 2013 to 246 Moz as investors reacted strongly to the price decline.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from January 2005 to January 2015 and is based on information provided by Bloomberg:

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

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the second largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 85% of platinum mine supply in 2013.

Platinum

Suppliers of Platinum

Platinum mine supply from 2004 to 2013 has averaged 6.2 million ounces with the majority of production from South Africa. Production from South Africa, on average, accounted for approximately 75% of total mine production over that period.

There is a7% decrease in platinum mine supply when comparing the average five-year periods ended 2008 and 2013, at 6.4 million ounces and 5.9 million ounces, respectively.

The main supplier of platinum is South Africa, providing approximately 84% of mine supply and 74% of total gross supply over the past five years. Russia is the second largest supplier of platinum, averaging 16% of mine supply over the past ten years. Recovery of platinum from autocatalysts and scrap jewelry (recycling) is the other main source of supply and provided around 34% of total supply in 2013.

Demand for Platinum

The Manufacturing Sector

The fabrication and manufacturing sector represents all the commercial and industrial users of platinum for whom platinum is a daily part of their business. The autocatalyst and jewelry industries are the largest users of platinum.

The biggest source of demand for platinum output over the period shown has come from the autocatalyst sector which has accounted for an approximate average of 42% of total gross demand. Autocatalyst demand for platinum has remained fairly stable over the past five years and accounted for 36% of total gross demand in 2013. Global vehicle sales grew by 5% in 2013, driven by a rebound in the two biggest auto markets, China and the US. While the automotive sectors in China and the US have been steadily recovering, the European market is just beginning to revive. Increased automotive industry sales in Europe and pent-up demand may result in an increase in autocatalyst demand. Contrarily, a renewed downturn could reduce demand impacting the price of platinum

Jewelry demand for platinum has recovered from a low of 26% of total gross demand in 2006 to a peak of 41% of total demand in 2008.  Jewelry demand has since stabilized accounting for 35% of total gross demand in 2013..

Industrial demand has averaged 21% of total demand over the past five years.

The Investment Sector

Retail investment demand has increased to 10% of total reported gross demand in 2013, returning to the previous peak of 10% in 2008.  Between 2009 and 2012, investment demand averaged 6% of gross demand.

World Platinum Supply and Demand 2004-2013

The following table sets forth a summary of the world platinum supply and demand for the last ten years and is based on information reported by Johnson Matthey, Platinum 2014 Report..

(thousands of ounces)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Supply
South Africa	5,115	5,295	5,070	4,515	4,635	4,635	4,860	4,090	4,104	4,209
Russia	890	920	915	805	785	825	835	800	801	770
Others	635	615	615	620	605	590	790	760	762	850
Total Supply	6,640	6,830	6,600	5,940	6,025	6,050	6,485	5,650	5,667	5,829

Gross Demand
Autocatalyst	3,795	3,905	4,145	3,655	2,185	3,075	3,185	3,190	3,186	3,116
Jewelry	2,465	2,195	2,110	2,060	2,810	2,420	2,475	2,780	2,783	3,029
Industrial	1,690	1,830	1,845	1,720	1,140	1,755	1,975	1,605	1,624	1,758
Investment	15	(40)	170	555	660	655	460	455	450	871
Total Gross Demand	7,965	7,890	8,270	7,990	6,795	7,905	8,095	8,030	8,043	8,774

Recycling	(1,270)	(1,415)	(1,590)	(1,830)	(1,405)	(1,830)	(2,060)	(2,040)	(2,049)	(2,005)

Total Net Demand	6,695	6,475	6,680	6,160	5,390	6,075	6,035	5,990	5,994	6,769

Movements in Stocks	(55)	355	(80)	(220)	635	(25)	450	(340)	(327)	(940)

Source: Johnson Matthey, Platinum 2014 Report.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements.

The following chart illustrates the movements in the price of an ounce of platinum in US dollars from January 2005 to January 2015 and is based on information provided by Bloomberg.

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 in March to a low of $898 per ounce at the end of December) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing lead indicators (such as European, US and Asian purchasing managers, indexes) started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US, Europe and China were rebounding on a sustainable basis, platinum continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 in June to a low of $1,369 in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recouping from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of world’s supply of platinum. Given the geographical concentration of platinum supply, issues such as government intervention, geopolitical instability, unreliable infrastructure and social tensions in South Africa have the potential to substantially disrupt production for prolonged amounts of time, in turn significantly impacting prices. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply.  Since then platinum prices have moved lower, returning to levels seen at the end of 2011, belying the increasingly tight underlying market. In the first half of 2014, the longest strike in South Africa history supported the price of platinum above $1,500 per ounce but the resolution of the strike, recession fears in Europe and slow-down in much of the rest of world on the back of strength in the US dollar has pressured platinum prices to the lowest since 2009.

Palladium

The Investment Sector

Retail investment demand, has fallen back to 1% of total reported gross demand in 2013, after having reached a peak of 3% in 2008.

The Manufacturing Sector

The fabrication and manufacturing sector represents all the commercial and industrial users of palladium for whom palladium is a daily part of their business. The autocatalyst and jewelry industries are the largest users of palladium.

World Palladium Supply and Demand 2004-2013

The following table sets forth a summary of the world palladium supply and demand for the period from 2004 to 2013 and is based on information reported by Johnson Matthey, Palladium 2014 Report.

(thousands of ounces)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Supply
South Africa	2,480	2,605	2,775	2,765	2,430	2,370	2,640	2,560	2,344	2,436
Russia	4,800	4,620	3,920	4,540	3,660	3,635	3,720	3,480	2,887	2,650
Others	1,300	1,180	1,255	1,275	1,220	1,095	995	1,320	1,328	1,446
Total Supply	8,580	8,405	7,950	8,580	7,310	7,100	7,355	7,360	6,559	6,532

Gross Demand
Autocatalyst	3,790	3,865	4,015	4,545	4,465	4,050	5,580	6,155	6,667	6,908
Jewelry	930	1,490	1,140	950	985	775	595	505	441	357
Industrial	2,170	2,770	2,640	2,640	2,420	2,400	2,465	2,465	2,318	2,181
Investment	200	220	50	260	420	625	1,095	(565)	467	(8)
Total Gross Demand	7,090	8,345	7,845	8,395	8,290	7,850	9,735	8,560	9,893	9,438

Recycling	(530)	(990)	(1,230)	(1,565)	(1,615)	(1,430)	(1,850)	(2,385)	(2,321)	(2,535)

Total Net Demand	6,560	7,355	6,615	6,830	6,675	6,420	7,885	6,175	7,572	6,903

Movements in stocks	2,020	1,050	1,335	1,750	635	680	(530)	1,185	(1,013)	(371)

Source: Johnson Matthey, Palladium 2014 Report.

The following are some of the main characteristics of the palladium market illustrated by the table:

Suppliers of Palladium

Palladium supply from 2004 to 2013 has averaged 7.6 million ounces with the majority of production from Russia. There was a 14% decrease in palladium mine supply when comparing the average five-year periods ended 2008 and 2013, at 8.2 million ounces and 7.0 million ounces, respectively. Supply from Russia, on average, accounted for approximately 50% of total supply over the 10 year period.

As the main global supplier of palladium, Russia provided 41% of total supply in 2013. Virtually all of Russia’s total was supplied through newly mined palladium. Sales of Russian stocks have dwindled down to a small percentage of total mine supply, indicating a reduction in remaining stocks left to sell. South Africa is the second largest source of supply, accounting for 37% of total supply in 2013.

North America contributes approximately 14% to mine supply while the recovery of palladium from autocatalysts has increased almost three-fold over the past ten years to account for 19% of supply in 2013.

Demand for Palladium

The biggest source of demand for palladium output over the period shown has come from the automotive industry which has accounted for an approximate average of 58% of all demand from 2004 to 2013.

Autocatalysts are the largest component of palladium demand, comprising 73% of total demand as of the end of 2013. Industrial demand (electronics, dentistry, and chemical) had fallen to a low of 23% of total demand in 2013 from 34% in 2006. Jewelry demand for palladium, which accounted for 4% of demand in 2013, fell from a peak of 18% of demand in 2005.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in US dollars from January 2005 to January 2015 and is based on information provided by Bloomberg:

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579/oz in February 2008 to $173/oz in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand in addition to increasing emission controls. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012.

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

For gold and silver, market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The fourteen market-making members of the LBMA are: Barclays Bank plc, Citibank, Credit Suisse, Deutsche Bank AG, HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, JPMorgan Chase Bank, The Bank of Nova Scotia-ScotiaMocatta, Société Générale, Merrill Lynch International Bank Limited, Mitsui & Co. Precious Metals Inc, Morgan Stanley & Co International plc, Standard Chartered Bank and UBS AG.

For platinum and palladium, initially ten market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM are participating in the London Metal Exchange Fix (“LME Fix”). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

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

The terms “loco London” gold and “loco Zurich” gold refer to gold physically held in London and Zurich, respectively, that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are described in this prospectus from time to time as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A London Good Delivery bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery bar must also bear the stamp of one of the melters and assayers who are on the LBMA approved list. Unless otherwise specified, the gold spot price always refers to that of a London Good Delivery bar. Business is generally conducted over the phone and through electronic dealing systems.

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

Formal participation in the London Fix is traditionally limited to four members, each of which is a gold bullion dealer and a member of the LBMA. The chairmanship now rotates annually among the four member firms. The morning session of the London Fix starts at 10:30 AM London time and the afternoon session starts at 3:00 PM London time. The members of the gold fixing are currently The Bank of Nova Scotia—ScotiaMocatta, HSBC Bank USA, N.A., Société Générale and Barclays Bank plc. Any other market participant wishing to participate in the trading on the fix is required to do so through one of the four gold fixing members.

Orders are placed either with one of the four fixing members or with another gold bullion dealer who will then be in contact with a fixing member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the fixing chairman suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The gold price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media. The London Fix is widely viewed as a full and fair representation of all market interest at the time of the fix.

The LBMA has announced that the telephonic London Fix for gold pricing conducted by the fixing members will cease to operate on March 19, 2015. Commencing March 20, 2015 the LBMA has accepted a proposal by ICE Benchmark Administration (“IBA”) to administer a replacement gold price benchmark mechanism. The IBA will operate an electronic, auction-based, tradable and auditable gold bullion market clearing process that will replace the London Fix for gold. the IBA’s electronic price fixing process, like the current process for the London Fix for gold, will establish and publish fixed prices for troy ounces of gold twice each London trading day at electronic auctions starting at 10:30 am  London time and 3:00 pm London time.

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

The term “loco London” silver refers to silver physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Silver bars meeting these requirements are described in this prospectus from time to time as “Silver Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A Silver Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. A Silver Good Delivery Bar must contain between 750 ounces and 1,100 ounces of silver with a minimum fineness (or purity) of 999.0 parts per 1,000. A Silver Good Delivery Bar must also bear the stamp of one of the refiners who are on the LBMA-approved list. Unless otherwise specified, the silver spot price always refers to that of a Silver Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

Since August 15, 2014, CME Group, Inc. (“CME Group”) conducts an “equilibrium auction” once daily during London trading hours among LBMA-authorized participating silver bullion banks or market makers (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “London Silver Price” (RIC Code: “LDNXAG”). Many long-term contracts will be priced on the basis of the London Silver Price, and market participants will usually refer to this price when looking for a basis for valuations. The London Silver Price, determined according to the methodologies of CME Group and disseminated by Thompson Reuters, is the silver valuation replacement selected by the LBMA for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014.  The London Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

CME Group has established an electronic, over-the-counter, auction market for silver participants that determines the London Silver Price over one or more auction rounds that begin at 12:00 noon London time each London business day. The London Silver Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of Silver Good Delivery Bars that will clear the maximum amount of bids and offers for silver entered by order-submitting silver participants each day. There are six silver participants who are authorized to submit orders on the CME Group electronic system:  HSBC Bank USA, N.A. (through its London branch), JPMorgan Chase Bank, The Bank of Nova Scotia‑ScotiaMocatta, the Toronto Dominion Bank, Mitsui & Co Precious Metals Inc. and UBS AG. As the CME Group electronic silver auction market develops, CME Group expects to admit additional silver participants to the order submission process.  Once the London Silver Price, which is calculated in US dollars, is established, Thompson Reuters disseminates that day’s London Silver Price to the markets and other market data providers such as Bloomberg via the Thompson Reuters Eikon and Elektron systems.

The CME Group auction process begins with a notice of an auction round issued to silver participants before the commencement of the auction round stating a silver price in US dollars at which the auction round will be conducted. An auction round lasts 30 seconds. Silver participants electronically place bid and offer orders at the round’s stated price and indicate whether the orders are for their own account or for the account of clients. All auction round order information other than the identity of those placing orders is displayed electronically in real time for all silver participants. The CME Group system administrator will observe all auction round bid and offer order information, including the identity of those submitting orders. As long as the auction is open, silver participants may alter, change or withdraw their orders.

At the end of the auction round, the CME Group system evaluates the equilibrium of the bid and offer orders submitted. If bid and offer orders indicate an imbalance outside of acceptable tolerances established for the CME Group system (e.g., too many purchase orders submitted compared to sell orders or vice versa), a CME Group system algorithm calculates a new auction round price principally based on the volume weighting of bid and offer orders submitted in the immediately completed auction round. For instance, if the order imbalance indicates that purchase orders (bids) outweigh sales orders (offers) then the new auction round price will be increased over that used in the prior auction round. Likewise, the new auction round price will be decreased from the prior round’s price if offers outweigh bids. To clear the imbalance, the CME Group system then issues another notice of auction round to silver participants at the newly calculated price. During this next 30 second auction round, silver participants again submit orders, and after it ends, the CME system evaluates for order imbalances. If order imbalances persist, a new auction price is calculated and a further auction round will occur. This auction round process continues until an equilibrium within specified tolerances is determined to exist. Once the CME Group system determines that orders are in equilibrium within system tolerances, the auction process ends and the equilibrium auction round price becomes the London Silver Price.

The London Silver Price and all bid and offer order information for all auction rounds become publicly available electronically via Thompson Reuters instantly after the conclusion of the equilibrium auction. The CME Group system also simultaneously matches bid and offer orders from the equilibrium auction for bilateral settlement among the silver participants. Orders reflecting any imbalance between bids and offers that are within the CME Group system tolerances are then allocated to the first tier participants for settlement.

The London Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the equilibrium auction. The CME Group’s London Silver Price electronic auction methodology is similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the London Silver Price has several advantages over the previous London silver fix. The London Silver Price auction process is fully transparent in real time to the silver participants and, at the close of each equilibrium auction, to the general public. The London Silver Price auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the London Silver Price’s audit trail and active, real time surveillance of the auction process by the CME Group system administrator combined with silver participants’ agreement to abide by CME Group silver market rules and Thompson Reuters code of conduct add deterrents against manipulative and abusive conduct in establishing each day’s London Silver Price

With effect from August 15, 2014, the Sponsor determined that the London silver fix, which ceased to be published as of that date, would be an inappropriate basis for valuing silver bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the London Silver Price is an appropriate alternative for determining the value of the Trust’s silver each trading day.  The Sponsor also determined that the London Silver Price will fairly represent the commercial value of silver bullion held by the Trust and that the “Benchmark Price” (as defined in Trust Agreement) as of any day will be the London Silver Price for such day.

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

In addition to the public nature of the pricing, futures exchanges in the United States are regulated at two levels: internal and external governmental supervision. The internal is performed through self-regulation and consists of regular monitoring of the following: the open-outcry process to insure that it is conducted in conformance with all exchange rules; the financial condition of all exchange member firms to insure that they continuously meet financial commitments; and the positions of commercial and non-commercial customers to insure that physical delivery and other commercial commitments can be met, and that pricing is not being improperly affected by the size of any particular customer positions. External governmental oversight is performed by the CFTC, which reviews all the rules and regulations of United States futures exchanges and monitors their enforcement.

The Platinum Market

The Zurich and London Platinum Bullion Market

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

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams is equivalent to 32.1507465 troy ounces, and one troy ounce is equivalent to 31.1034768 grams. A good delivery platinum plate or ingot is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Platinum Plate or Ingot”). A Good Delivery Platinum Plate or Ingot must contain between 32 and 192 troy ounces of platinum with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The platinum content of a platinum Good Delivery Platinum Plate or Ingot is calculated by multiplying the gross weight (expressed in units of 0.025 troy ounces) by the fineness of the plate or ingot. A Good Delivery Platinum Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the platinum spot price always refers to the “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

On December 1, 2014, the LME began administering the operation of electronic platinum bullion price fixing systems (“LMEbullion”) that replicate electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

Daily during London trading hours the LME AM Fix and the LME PM Fix each provide reference platinum prices for that day’s trading. Many long-term contracts are priced on the basis of either the LME AM Fix or the LME PM Fix, and market participants usually refer to one or the other of these prices when looking for a basis for valuations. The LME AM Fix and the LME PM Fix are viewed as a full and fair representation of all market interest at the conclusion of the electronic price fixing process. The Trust values its platinum on the basis of the LME PM Fix.

The LME PM Fix results from LMEbullion.    Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Initially, ten LPPM members participated in establishing the LME PM Fix. Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

Orders are placed either with one of the participating LPPM members or with another precious metals dealer who will then be in contact with a participating LPPM member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the LMEbullion system suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The platinum price is adjusted up or down until all the buy and sell orders are electronically matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media.

The LPPFCL, LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are fully transparent. The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Commencing December 1, 2014, the Sponsor determined that that the London platinum fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day.  The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day will be the LME PM Fix for such day.

As of December 1, 2014, the LPPFCL transferred ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium bullion to a subsidiary company of the LBMA.

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

The Palladium Market

The Zurich and London Platinum Bullion Market

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

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce equals 31.1034768 grams. A good delivery palladium plate or ingot on the LPPM-approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Palladium Plate or Ingot”). A Good Delivery Palladium Plate or Ingot must contain between 32 and 192 troy ounces of palladium with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The palladium content of a Good Delivery Palladium Plate or Ingot is calculated by multiplying the gross weight (expressed in units of 0.025 troy ounces) by the fineness of the plate or ingot. A Good Delivery Palladium Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the palladium spot price always refers to that of “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

On December 1, 2014, the LME began administering the operation of LMEbullion that replicates electronically the previous manual London palladium fix processes previously employed by the LPPFCL as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

Daily during London trading hours the LME AM Fix and the LME PM Fix each provide reference palladium prices for that day’s trading. Many long-term contracts are priced on the basis of either the LME AM Fix or the LME PM Fix, and market participants usually refer to one or the other of these prices when looking for a basis for valuations. The LME AM Fix and the LME PM Fix are viewed as a full and fair representation of all market interest at the conclusion of the electronic price fixing process. The Trust values its palladium on the basis of the LME PM Fix.

The LME PM Fix results from LMEbullion.    Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Initially, ten LPPM members participated in establishing the LME PM Fix. Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

Orders are placed either with one of the participating LPPM members or with another precious metals dealer who will then be in contact with a participating LPPM member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the LMEbullion system suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The palladium price is adjusted up or down until all the buy and sell orders are electronically matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media.

The LPPFCL, LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are fully transparent.  The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Commencing December 1, 2014, the Sponsor determined that that the London palladium fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing palladium bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s palladium bullion each trading day.  The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s palladium bullion as of any day will be the LME PM Fix for such day.

As of December 1, 2014, the LPPFCL transferred ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium bullion to a subsidiary company of the LBMA.

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

Valuation of Bullion and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m., New York time, on such day (“Evaluation Time”), the Trustee will evaluate the Bullion held by the Trust and determine both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee will value the Trust’s Bullion on the basis of that day’s London Metal Price for such metal or, if no London Metal Price is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent London Metal Price announced for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the applicable London Metal Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s Bullion metal is not an appropriate basis for evaluation of the Trust’s Bullion metal, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London Metal Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s Bullion or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Bullion Markets” for a description of the London Metal Price for each Bullion metal.

Once the value of the Bullion has been determined, the Trustee will subtract all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the Bullion and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day on which the valuation takes place. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee will also determine the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities will be conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

The Sponsor and the Shareholders may rely on any evaluation furnished by the Trustee, and the Sponsor will have no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, DTC, Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

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

The Sponsor’s Fee for the year ended December 31, 2014 was $1,089,397  (December 31, 2013: $1,201,105;  December 31, 2012: $1,168,126).

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s Bullion. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreement, are presently not a regulated activity subject to the supervision and rules of the FCA.

The Custodian’s Role

The Custodian is responsible for the safekeeping of the Trust’s Bullion deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodians and its other sub-custodians, if any. The Custodian facilitates the transfer of Bullion in and out of the Trust through the unallocated Bullion accounts it will maintain for each Authorized Participant and the unallocated and allocated Bullion accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated Bullion to be held in London. The Zurich Sub-Custodian holds at its Zurich, Switzerland vault premises that portion of the Trust’s allocated platinum and palladium to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific bars of physical gold and silver and specific plates or ingots of physical platinum and palladium to the Trust’s allocated Bullion account. The Custodian will provide the Trustee with regular reports detailing the Bullion transfers in and out of the Trust’s unallocated and allocated Bullion accounts and identifying the gold and silver bars and the platinum and palladium plates or ingots held in the Trust’s allocated Bullion account.

The Custodian’s fees and expenses under the Custody Agreements are paid by the Sponsor.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell Bullion or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Inspection of Bullion

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodians for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian. Any such inspection rights with respect to the Zurich Sub-Custodian are expected to be granted in accordance with the normal course of dealing between the Custodian and the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodians’ facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodians, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, on December 31, 2014.

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

United States Federal Income Tax Consequences

The following is a discussion of the material US federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code. United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States;

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

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata Shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata Shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of Bullion to the Trust in exchange for the underlying Bullion represented by the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the Bullion held in the Trust are the same as its tax basis and holding period for the Bullion delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

When the Trust sells or transfers Bullion, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the Bullion that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any Bullion sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for Shares immediately prior to the sale, by a fraction the numerator of which is the amount of Bullion sold, and the denominator of which is the total amount of the Bullion held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the Bullion remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the Bullion that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the Bullion held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying Bullion represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the Bullion received in the redemption generally will be the same as the Shareholder’s tax basis for the Shares redeemed. The Shareholder’s holding period with respect to the Bullion received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the Bullion received by the Shareholder will be a taxable event.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including physical Bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any physical Bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, for high-income individuals and certain trusts and estates, a 3.8% Medicare contribution tax is imposed on net investment income and gain.  Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize gain or loss on a sale of Bullion by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions are subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not  US persons in order to avoid backup withholding tax.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code section 4975 impose certain requirements on certain employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law (“Other Law”).

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible.   The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded Shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any precious metal is received by such IRA or plan account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402.

Item 1A. Risk Factors

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in the prospectus and in this report, including the Trust’s financial statements and the related notes.

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

Global supply and demand for gold is influenced by such factors as jewelry demand, investment demand, import taxes, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, Russia and the United States. Global supply and demand for silver is influenced by general changes in economic conditions, such as a recession or other economic downturn, because of the wide use of silver in a range of industrial applications. Recycling, jewelry demand and investment demand are also important drivers of silver supply and demand. Global platinum supply is influenced by such factors as production and cost levels in major platinum-producing countries, such as South Africa, which accounted for 75% of the world’s platinummine supply in 2013. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand. Global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries such as South Africa and Russia. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past eight years and could potentially soon be exhausted, placing a higher burden on new mine supply.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2004 and 2013, world platinum mine supply averaged 6.3 million ounces and world palladium supply averaged 6.7 million ounces. In 2013, mine supply measured 5.9 million ounces of platinum and 6.4 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide you any assurance that the metal holdings of the Trust will have a similar impact or have no long-term metal price impact thereby affecting Share trading prices.

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

The London Silver Price may prove unreliable.

Since August 15, 2014, the Trust has utilized the London Silver Price as the benchmark price for valuing silver held, received or delivered by the Trust.  Prior to August 15, 2014, the Trust utilized the London silver fix as its benchmark for valuation purposes. The London silver fix, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market members of the London Bullion Market Association at approximately 12:00 noon, London time, on each working day and was widely accepted among silver market participants. The London Silver Price, and the mechanism for its establishment, have a limited operating history and may, among other things:

•	not behave over time like the London silver fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London silver fix;
•	result in delays or errors in the determination of a daily benchmark price of silver;
•	not be as widely accepted as the London silver fix; or
•	otherwise prove unreliable.

If the London Silver Price is unreliable for any reason, the price of silver and the market price for the Shares may decline or be subject to greater volatility.

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust  as utilized the LME PM Fix as the benchmark price for valuing platinum and palladium held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon platinum fix and the London afternoon palladium fix as its benchmarks for valuation purposes. The London afternoon fix for platinum and palladium was the price of an ounce of platinum or palladium as set by four fixing members of the LPPM at approximately 2:00 PM, London time, on each working day and was widely accepted among platinum and palladium market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the administration of platinum and palladium price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix.. Tthe LME has not operated this fixing process previously and the LME PM Fix may, among other things:

•	not behave over time like the London afternoon platinum fix and the London afternoon palladium fix have historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London afternoon platinum fix or the London afternoon palladium fix;
•	result in delays or errors in the determination of a daily benchmark price of platinum or palladium;
•	not be as widely accepted as the London afternoon platinum fix or the London afternoon palladium fix; or
•	otherwise prove unreliable.

If the LME PM Fix is unreliable for any reason, the price of platinum or palladium and the market price for the Shares may decline or be subject to greater volatility.

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

Prior Unregistered Sales of Shares Created Potential Rescission Rights Liabilities of the Trust

The Trust offered and sold 1,750,000 shares in six creation transactions from November 2013 through March 2014 (the “Unregistered Sales”). On October 20, 2013, the Trust’s then-effective registration statement on Form S-3 expired automatically pursuant to SEC Rule 415(a)(5). The Unregistered Sales occurred at a time during which the Trust did not have an effective registration statement with the SEC. This prospectus is a part of a new registration statement and not of the registration statement that expired on October 20, 2013.

Under the Section 12(a)(1) of the Securities Act, public shareholders purchasing shares for which no registration statement was then in effect have the right to sue the Trust for rescission of the unregistered sale “either at law or in equity in any court of competent jurisdiction, to recover the consideration paid for such security with interest thereon, less the amount of any income received thereon, upon the tender of such security, or for damages if he no longer owns the security.” Under Section 13 of the Securities Act, the right of rescission exists for one year after the date of each unregistered sale. Due to Trust shareholders’ general inability to trace the shares they currently hold or previously held to any Creation Unit created in any Unregistered Sale transaction, no shareholder may be able to maintain an action for rescission under Section 12(a)(1) with respect to any Unregistered Sale transaction. Nevertheless, if a shareholder or former shareholder were able to maintain an action for rescission against the Trust for an Unregistered Sale, that shareholder would be entitled to receive a payment based on the NAV per share at which the Unregistered Sale took place plus interest. Such a rescission rights payment may be greater than the then prevailing NAV per share of the Trust and would be an extraordinary expense of the Trust. The incurrence of such an extraordinary expense would negatively impact the NAV per share of the Trust as well as the market prices for Trust shares. Furthermore, the payment of such an extraordinary expense would diminish the ability of changes in NAV per share to reflect changes in the value of the Trust’s bullion between periods before the expense and periods after the expense. Consequently, there is a potential that the success of any shareholder pursuing rescission rights against the Trust for any Unregistered Sale will have an adverse effect on the remaining shareholders of the Trust.

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act.

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

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 35% of the global demand in platinum and 73% of the global demand in palladium in 2013.  Reduced automotive industry sales may result in a decline in autocatalyst demand.  A continued contraction in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

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

The liability of the Custodian is limited under the Custody Agreements. Under the agreements between the Trustee and the Custodian which establish the Trust’s unallocated Bullion account (“Unallocated Account Agreement”) and the Trust’s allocated Bullion account (“Allocated Account Agreement”), the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the Bullion held in the Trust’s allocated account (“Trust Allocated Account”) at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of Bullion credited to the Trust’s unallocated account (“Trust Unallocated Account”) at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another Bullion clearing bank, the liability of the Bullion clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian, any Zurich Sub-Custodian, or any other sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are (1) in London only for all Bullion, Barclays Bank plc, The Bank of Nova Scotia–ScotiaMocatta, HSBC Bank USA, N.A and Deutsche Bank A.G (2) in London only for gold only, the Bank of England (3) in London and Zurich for all Bullion, Union Bank of Switzerland (UBS), Brink’s Global Services Inc., (4) in London only for Silver, Via Mat International and (5) in Zurich only for platinum and palladium only, Credit Suisse, and the custodian may use LBMA and LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian will select the Zurich Sub-Custodians, and each Zurich Sub-Custodian will custody that portion of the Trust’s allocated platinum and palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodians and any other sub-custodian, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian.

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

The following tables set out the range of high and low closing prices for the Shares have been reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2014 and 2013:

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$74.08	$66.70
June 30, 2014	$72.44	$67.19
September 30, 2014	$73.35	$63.20
December 31, 2014	$64.92	$58.94

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$96.01	$87.96
June 30, 2013	$88.45	$64.52
September 30, 2013	$78.62	$65.82
December 31, 2013	$74.28	$64.96

The number of outstanding Shares of the Trust as of February 26, 2015 was 2,600,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2014	$70.87	$69.05
September 2014	$68.55	$63.20
October 2014	$64.92	$61.11
November 2014	$62.49	$58.94
December 2014	$63.87	$60.43
January 2015	$67.35	$61.04

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2014 and 2013:

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2014	1,500,000	0.029	1.079	0.004	0.006
February 2014	-	-	-	-	-
March 2014	-	-	-	-	-
April 2014	100,000	0.029	1.077	0.004	0.006
May 2014	-	-	-	-	-
June 2014	50,000	0.029	1.076	0.004	0.006
July 2014	-	-	-	-	-
August 2014	-	-	-	-	-
September 2014	50,000	0.029	1.074	0.004	0.006
October 2014	100,000	0.029	1.074	0.004	0.006
November 2014	100,000	0.029	1.074	0.004	0.006
December 2014	50,000	0.029	1.073	0.004	0.006
Total	1,950,000

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2013	-	-	-	-	-
February 2013	-	-	-	-	-
March 2013	-	-	-	-	-
April 2013	-	-	-	-	-
May 2013	50,000	0.030	1.083	0.004	0.006
June 2013	-	-	-	-	-
July 2013	-	-	-	-	-
August 2013	-	-	-	-	-
September 2013	-	-	-	-	-
October 2013	50,000	0.029	1.081	0.004	0.006
November 2013	50,000	0.029	1.080	0.004	0.006
December 2013	150,000	0.029	1.079	0.004	0.006
Total	300,000

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$237,238	$259,922	$185,427	$183,189	$155,023
Total (loss) / gain on Bullion	$(5,967)	$(52,947)	$1,649	$(1,504)	$-
Change in net assets from operations	$(7,056)	$(54,148)	$481	$(2,907)	$(128)
Weighted average number of Shares	2,669,726	2,607,260	2,078,825	2,398,219	1,246,000
Net (decrease) / increase in net assets per Share	$(2.64)	$(20.77)	$0.23	$(1.21)	$(0.10)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

The Trust issues and redeems Shares only in exchange for Bullion, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “GLTR.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) since inception.

NAV per Share vs. Proportionate Price from October 18, 2010 (the Date of Inception) to December 31, 2014

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

Valuation of Bullion

The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant“ London Metal Price”  for each metal held by the Trust.  This is the applicable “London Fix” for gold of the price of an ounce of gold as performed in London, England by the five fixing members of the London Bullion Market Association (the “LBMA”).  For platinum and palladium this is the “LME PM Fix” for platinum or palladium (as applicable) of the price of an ounce of such metal performed in London, England by fixing members of the London Platinum and Palladium Market (“LPPM”),. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using cost.

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

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in Bullion - cost	242,403	259,922	187,427
Unrealized (loss) / gain on investment in Bullion	(8,245)	554	16,919
Investment in Bullion - fair value	234,158	$260,476	$204,346

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, on December 31, 2014.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2014 and 2013, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Total (loss) / gain on Bullion	$(5,967)	$(52,947)	$1,649
Net change in assets from operations	$(7,056)	$(54,148)	$481
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2014

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing NAV of the Trust on a given day by the number of Shares outstanding on that day. In previous years amounts were reported under non-investment company accounting, and the NAV reflected redeemable Shares at redemption value to investors.

The Trust’s NAV decreased from $260,358,569 at December 31, 2013 to $237,151,492 at December 31, 2014, a 8.91% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 3,950,000 Shares at December 31, 2013 to 3,850,000 Shares at December 31, 2014, a result of 1,850,000 Shares  (37 Baskets) being created and 1,950,000 Shares (39 Baskets) being redeemed during the year.

The NAV per Share decreased 6.54% from $65.91 at December 31, 2013 to $61.60 at December 31, 2014. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which was $1,089,397 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $74.11 at March 14, 2014 was the highest during the year, compared with a low of $59.01 at November 6, 2014.

The change in net assets arising from the change in accounting principle (refer to Note 2.1 of the financial statements) as of January 1, 2014 was $553,752. The decrease in net assets from operations for the year ended December 31, 2014 was $7,056,356, resulting from a realized gain of $35,435 on the transfer of Bullion to pay expenses and a realized gain of $2,796,277 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $8,798,671 and Sponsor’s Fees of $1,089,397. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2014.

The year ended December 31, 2013

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

There was a decrease in the Proportionate Price which fell 27.87% from December 31, 2012 to December 31, 2013.

The NAV per Share decreased 28.30% from $91.93 at December 31, 2012 to $65.91 at December 31, 2013. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which was $1,201,105 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $95.99 at January 23, 2013 was the highest during the year, compared with a low of $64.58 at June 28, 2013.

The net loss from operations for the year ended December 31, 2013 was $54,147,827, resulting from a net loss of $78,639 on the transfer of Bullion to pay expenses and a net loss of $4,010,203 on Bullion distributed for the redemption of Shares, a realized loss on Bullion of $48,857,880 and Sponsor’s Fee of $1,201,105. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2013.

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

The NAV per Share increased 5.73% from $86.95 at December 31, 2011 to $91.93 at December 31, 2012. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which was $1,168,126 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $104.43 at February 29, 2012 was the highest during the year, compared with a low of $84.23 at July 12, 2012.

The net gain from operations for the year ended December 31, 2012 was $480,805, resulting from a net gain of $119,131 on the transfer of Bullion to pay expenses and a net gain of $1,529,799 on Bullion distributed for the redemption of Shares, offset by Sponsor’s Fee of $1,168,126. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2012.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Income Statements

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$311	$277	$262	$239	$1,089
Total expenses	311	277	262	239	1,089

Net investment loss	(311)	(277)	(262)	(239)	(1,089)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	10	16	17	(7)	36
Realized gain / (loss) on Bullion distributed for the redemption of Shares	3,446	319	186	(1,155)	2,796
Change in unrealized gain / (loss) on investment in Bullion	8,727	5,575	(20,681)	(2,420)	(8,799)
Total gain / (loss) on Bullion	12,183	5,910	(20,478)	(3,582)	(5,967)

Change in net assets from operations	$11,872	$5,633	$(20,740)	$(3,821)	$(7,056)

Net increase / (decrease) in net assets per Share	$3.93	$2.17	$(8.14)	$(1.52)	$(2.64)

Weighted average number of Shares	3,020,000	2,599,451	2,546,739	2,519,565	2,669,726

Year ended December 31, 2013
	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
REVENUES
Value of Bullion transferred to pay expenses	$309	$310	$280	$288	$1,187
Cost of Bullion transferred to pay expenses	(282)	(319)	(329)	(336)	(1,266)
Gain / (loss) on Bullion transferred to pay expenses	27	(9)	(49)	(48)	(79)

Loss on Bullion distributed for the redemption of Shares	-	(471)	-	(3,539)	(4,010)
Unrealized (loss) / gain on investment in Bullion	(617)	(50,292)	18,807	32,102	-
Realized loss on Bullion	-	-	-	(48,858)	(48,858)
Total (loss) / gain on Bullion	(590)	(50,772)	18,758	(20,343)	(52,947)

EXPENSES
Sponsor's fee	315	282	295	309	1,201
Total expenses	315	282	295	309	1,201
Net (loss) / gain from operations	$(905)	$(51,054)	$18,463	$(20,652)	$(54,148)

Net (loss) / gain per Share	$(0.39)	$(20.16)	$7.03	$(7.02)	$(20.77)

Weighted average number of Shares	2,319,444	2,532,967	2,626,630	2,942,935	2,607,260

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-19 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2014.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2014.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Precious Metals Basket Trust

New York, New York

We have audited the internal control over financial reporting of ETFS Precious Metals Basket Trust (the "Trust") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations for each of the three years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and the statements of cash flows for each of the two years in the period ended December 31, 2013 and our report dated March 2, 2015 expressed an unqualified on those financial statements and financial statement schedules noted above.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

Item 9B. Other Information

As a result of Christopher Foulds’s temporary incapacity as the Sponsor’s Chief Financial Officer and Treasurer, due to illness, Joseph Roxburgh served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer from November 4, 2014 to February 26, 2015.  On February 26, 2015 Mr. Foulds resumed his duties as the Sponsor’s Chief Financial Officer and Treasurer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of ETFX Fund Company Public Limited Company and of its manager ETFX Management Company Limited in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of US$15 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Joseph Roxburgh – Chief Financial Officer and Treasurer

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 and he served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until February 26, 2015 when Mr. Foulds resumed his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2014, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

The following table sets forth as of December 31, 2013, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust: 9

	Amount and
	Nature
	of Beneficial	Percent of
Name and Address	Ownership	Class
SCS Capital Management LLC 1 Winthorp Square Boston, MA 02110	1,627,423	42.27%

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

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Audit fees	$55,913	$55,400
Audit related fees	50,350	18,600
	$106,263	$74,000

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

ETFS PRECIOUS METALS BASKET TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Precious Metals Basket Trust

New York, New York

We have audited the accompanying statements of assets and liabilities of ETFS Precious Metals Basket Trust (the "Trust"), including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations for each of the three years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS Precious Metals Basket Trust as of December 31, 2014 and 2013, the results of its operations for the each of the three years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows and for the each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, as discussed in Note 2.1 to the financial statements, the Trust has changed its method of accounting for investment in bullion and changed the presentation of its financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS PRECIOUS METALS BASKET TRUST

Statements of Assets and Liabilities
At December 31, 2014 and 2013

	December 31, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion (2)
Gold (cost: December 31, 2014: $133,156; December 31, 2013: $139,729)	$133,356	$139,729
Silver (cost: December 31, 2014: $73,612; December 31, 2013: $83,152)	65,115	83,152
Platinum (cost: December 31, 2014: $19,160; December 31, 2013: $21,057)	17,940	21,057
Palladium (cost: December 31, 2014: $16,475; December 31, 2013: $15,984)	17,747	15,984
Total investment in Bullion	234,158	259,922

Bullion receivable	3,080	-
Total assets	237,238	259,922

LIABILITIES
Fees payable to Sponsor	86	118
Total Liabilities	86	118

NET ASSETS	$237,152	$259,804

ANALYSIS OF NET ASSETS
Redeemable Shares at redemption value to investors (3)	237,152	260,358
Shareholders' deficit	-	(554)
Total net assets (3)	$237,152	$259,804

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At December 31, 2014, the investment in Bullion is valued at fair value. At December 31, 2013 the investment in Bullion was valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and fair value of the investment in Bullion.

(3)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2014 were 3,850,000 and at December 31, 2013 were 3,950,000. Net asset value per Share at December 31, 2014 was $61.60 and at December 31, 2013 was 65.91.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for further information.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Schedules of Investments
At December 31, 2014 and 2013

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	111,199.3	$133,156	$133,356	56.23%
Silver	4,077,306.0	73,612	65,115	27.46%
Platinum	14,826.5	19,160	17,940	7.56%
Palladium	22,239.7	16,475	17,747	7.48%
Total investment in Bullion		$242,403	$234,158	98.74%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	116,295.9	$139,729	$139,729	53.78%
Silver	4,264,181.5	83,152	83,152	32.01%
Platinum	15,506.1	21,057	21,057	8.10%
Palladium	23,259.1	15,984	16,538	6.15%
Total investment in Bullion		$259,922	$260,476	100.05%

(1)Calculated as investment in Bullion at fair value divided by net assets, as at December 31, 2014, investment in Bullion is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in Bullion at cost divided by net assets, as at December 31, 2013, investment in Bullion was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Operations
For the years ended December 31, 2014, 2013 and 2012

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2014 (1)	December 31, 2013 (2)	December 31, 2012 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,089	$1,201	$1,168
Total expenses	1,089	1,201	1,168

Net investment loss	(1,089)	(1,201)	(1,168)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	36	(79)	119
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,796	(4,010)	1,530
Change in unrealized loss on investment in Bullion	(8,799)	-	-
Realized loss on investment in Bullion	-	(48,858)	-
Total (loss) /gain on Bullion	(5,967)	(52,947)	1,649

Change in net assets from operations	$(7,056)	$(54,148)	$481

Net (decrease) / increase in net assets per Share	$(2.64)	$(20.77)	$0.23

Weighted average number of Shares	2,669,726	2,607,260	2,078,825

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$149,236	$24,100

Value of Bullion distributed for redemption of Shares - at cost	$24,617	$20,809

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(54,148)	$481
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Increase in investment in Bullion	(74,495)	(2,238)
Decrease in Bullion payable	-	(8,695)
Increase / (decrease) in amounts payable to Sponsor	15	(4)
Increase / (decrease) in redeemable Shares:
Creations	149,235	24,100
Redemptions	(20,607)	(13,644)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$1,187	$1,172

(1)

In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the year ended December 31, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statement of Changes in Net Assets
For the year ended December 31, 2014

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	3,950,000	$259,804
Effect of adoption of new accounting principle (see Note 2.1)		554
Net investment loss		(1,089)
Realized gain on investment in Bullion		2,832
Change in unrealized loss on investment in Bullion		(8,799)
Creations	1,850,000	114,973
Redemptions	(1,950,000)	(131,123)
Closing balance at December 31, 2014	3,850,000	$237,152

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(16,919)	$(8,199)
Net (loss) / gain for the year	(54,148)	481
Adjustment of redeemable Shares to redemption value	70,513	(9,201)
Shareholders' deficit - opening balance	$(554)	$(16,919)

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights
For the year ended December 31, 2014

Year
Ended
December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$65.91
Income from investment operations:
Net investment loss	(0.41)
Total realized and unrealized gains or losses on investment in Bullion	(3.90)
Change in net assets from operations	(4.31)

Net asset value per Share at end of year	$61.60

Weighted average number of Shares	2,669,726

Expense Ratio
Sponsor's Fee per Share	0.60%

Net Investment Loss Ratio
Net investment loss ratio	(0.60)%

Total Return	(6.54)%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the year ended December 31, 2014.

2.	A Schedule of Investments is required as of December 31, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the year ended December , 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the year ended December 31, 2014.  Since the adoption of the new accounting principle is prospective, the prior years’ statements of cash flows are still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

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

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.2. Valuation of Bullion

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Prior to December 1, 2014 the Trust utilized the “London Fix” for platinum or palladium (as applicable) of the price of an ounce of such metal performed in London, England by fixing members of the London Platinum and Palladium Market (“LPPM”). Effective December 1, 2014, the London Metal Exchange (“LME”) began administering the operation of electronic platinum and palladium bullion price fixing systems (“LMEbullion”) that replicates electronically the previous manual London platinum and palladium fix processes.  The “London Metal Price” for platinum and palladium held by the Trust is the afternoon fix of LMEbullion (the “LME PM Fix”).

Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using cost.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.2. Valuation of Bullion (continued)

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the Sponsor’s Fee, from the fair value of the Bullion and all other assets held by the Trust. The table below summarizes the unrealized gains or realized losses on the Trust’s Bullion holdings as of December 31, 2014 and 2013:

	December 31, 2014
(Amounts in 000's of US$)	Gold	Silver	Platinum	Palladium	Total
Investment in Bullion - cost	$133,156	$73,612	$19,160	$16,475	$242,403
Unrealized gain / (loss) on investment in Bullion	200	(8,497)	(1,220)	1,272	(8,245)
Investment in Bullion - fair value	$133,356	$65,115	$17,940	$17,747	$234,158

	December 31, 2013
(Amounts in 000's of US$)	Gold	Silver	Platinum	Palladium	Total
Investment in Bullion - cost	$139,729	$83,152	$21,057	$15,984	$259,922
Unrealized gain on investment in Bullion	-	-	-	554	554
Investment in Bullion - fair value	$139,729	$83,152	$21,057	$16,538	$260,476

Effective January 1, 2014, the Trust records its investment in Bullion at fair value and recognizes changes in fair value of the investment in Bullion as change in unrealized gain  / loss on investment in Bullion in the Statement of Operations.

Prior to 2014, the Trust recognized the movements in value of the investment in Bullion arising from market declines on an interim basis. Increases in the value of the investment in Bullion through market price recoveries in later interim periods of the same fiscal year were recognized in the later interim period. Increases in value recognized on an interim basis were not permitted to exceed the previously recognized diminution in value.  Unrealized losses at December 31, 2013 were crystallized as realized losses, and the average cost of gold, silver and platinum was written down to market value.The per Share amount of Bullion exchanged for a purchase or redemption is calculated daily by the Trustee, using the London Metal Price for each metal held by the Trust to calculate the Bullion amount in respect of any liabilities for which covering Bullion sales have not yet been made, and represents the per Share amount of Bullion held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013
Level 2
Investment in Bullion	$234,158	$260,476

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

Bullion payable or receivable at December 31, 2014 and 2013 is set out below:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013
Bullion receivable	$3,080	$-

Bullion payable	$-	$-

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

A the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and 2012 and as Net Assets as of December 31, 2014. The Trust records the redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to Shareholders’ Equity.

Changes in the Shares for the years ended December 31, 2013 and 2012 are set out below:

	Year	Year
	Ended	Ended
	December 31, 2013	December 31, 2012
(Amounts in 000's of US$, except for Share and per Share data)
Number of redeemable Shares
Opening balance	2,200,000	2,100,000
Creations	2,050,000	250,000
Redemptions	(300,000)	(150,000)
Closing balance	3,950,000	2,200,000

Redeemable Shares
Opening balance	$202,243	$182,586
Creations	149,235	24,100
Redemptions	(20,607)	(13,644)
Adjustment to redemption value	(70,513)	9,201
Closing balance	$260,358	$202,243

Redemption value per Share at period end	$65.91	$91.93

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.5.  Realized Gains / Losses

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions in its major jurisdictions that require financial statement recognition. Based on this evaluation, the Sponsor has determined the Trust’s major jurisdictions to be where it is organized and where bullion is held.  No uncertain tax positions have been identified. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.7. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the years ended December 31, 2014 and 2013:

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2014
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	116,295.9	4,264,181.5	15,506.1	23,259.1	4,419,242.6
Creations	52,698.7	1,932,284.8	7,026.5	10,539.7	2,002,549.7
Redemptions	(57,312.5)	(2,101,456.8)	(7,641.7)	(11,462.5)	(2,177,873.5)
Transfers of Bullion to pay expenses	(482.8)	(17,703.5)	(64.4)	(96.6)	(18,347.3)
Closing balance	111,199.3	4,077,306.0	14,826.5	22,239.7	4,225,571.5

Investment in Bullion
Opening balance	$139,729	$83,152	$21,057	$16,538	$260,476
Creations	63,012	31,840	8,584	8,457	111,893
Redemptions	(71,795)	(40,304)	(10,609)	(8,415)	(131,123)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,793	(729)	216	516	2,796
Transfers of Bullion to pay expenses	(610)	(344)	(90)	(77)	(1,121)
Realized gain / (loss) on Bullion transferred to pay expenses	27	(3)	2	10	36
Unrealized gain / (loss) on investment in Bullion	200	(8,497)	(1,220)	718	(8,799)
Closing balance	$133,356	$65,115	$17,940	$17,747	$234,158

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2013
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	65,167.3	2,389,467.4	8,689.0	13,033.4	2,476,357.1
Creations	60,409.7	2,215,021.8	8,054.6	12,081.9	2,295,568.0
Redemptions	(8,837.9)	(324,057.5)	(1,178.4)	(1,767.6)	(335,841.4)
Transfers of Bullion to pay expenses	(443.2)	(16,250.2)	(59.1)	(88.6)	(16,841.1)
Closing balance	116,295.9	4,264,181.5	15,506.1	23,259.1	4,419,242.6

Investment in Bullion
Opening balance	$96,337	$68,562	$12,213	$8,315	$185,427
Creations	80,050	48,772	11,510	8,904	149,236
Redemptions	(11,140)	(6,589)	(1,619)	(1,259)	(20,607)
Realized (loss) / gain on Bullion distributed for the redemption of Shares	(1,748)	(2,280)	(64)	82	(4,010)
Transfers of Bullion to pay expenses	(638)	(397)	(88)	(64)	(1,187)
Realized (loss) / gain on Bullion transferred to pay expenses	(22)	(67)	4	6	(79)
Realized loss on investment in Bullion	(23,110)	(24,849)	(899)	-	(48,858)
Closing balance	$139,729	$83,152	$21,057	$15,984	$259,922

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

For the year ended December 31, 2014 the Sponsor’s Fee was $1,089,397  (December 31, 2013: $1,201,105;  December 31, 2012: $1,168,126).

As of December 31, 2014,  $86,196 was payable to the Sponsor (December 31, 2013: $116,992).

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

On November 7, 2014, the London Bullion Market Association (“LBMA”) announced it will discontinue the “London Gold Fix” pricing benchmark for gold on March 19, 2015. The London Gold Fix has been the benchmark price for valuation of gold bullion held by the Trust. Commencing March 20, 2015 the LBMA has accepted a proposal by the ICE Benchmark Association (“IBA”) to administer a replacement gold price benchmark mechanism. Commencing during the first quarter of 2015, the IBA will operate an electronic, auction-based, tradable and auditable gold bullion market clearing process that will replace the London Gold Fix.  The IBA’s electronic price fixing process, like the current London Gold Fix process, will establish and publish fixed prices for troy ounces of gold twice each London trading day at electronic auctions starting at 9:45 am London time and 3:00 pm London time (“IBA PM Gold Fix”).

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

Notes to the Financial Statements

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date:	March 2, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Foulds
Date:	March 2, 2015	Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.