Form 10-Q
period 2015-03-31
ETFS Precious Metals Basket Trust
filed 2015-05-08
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Yes ☐ No ☒

As of May 4, 2015, ETFS Precious Metals Basket Trust had  2,400,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: March 31, 2015: $87,541; December 31, 2014: $133,156)	$86,723	$133,356
Silver (cost: March 31, 2015: $48,190; December 31, 2014: $73,612)	44,469	65,115
Platinum (cost: March 31, 2015: $12,564; December 31, 2014: $19,160)	10,998	17,940
Palladium (cost: March 31, 2015: $10,859; December 31, 2014: $16,475)	10,652	17,747
Total investment in Bullion	152,842	234,158

Bullion receivable	-	3,080
Total assets	152,842	237,238

LIABILITIES
Fees payable to Sponsor	80	86
Bullion payable	3,055	-
Total Liabilities	3,135	86

NET ASSETS (1)	$149,707	$237,152

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2015 were 2,450,000 and at December 31, 2014 were 3,850,000.  Net asset value per Share at March 31, 2015 and December 31, 2014 was $61.10 and $61.60, respectively.

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Schedule of Investments
At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	73,060.4	$87,541	$86,723	57.93%
Silver	2,678,876.2	48,190	44,469	29.70%
Platinum	9,741.4	12,564	10,998	7.35%
Palladium	14,611.9	10,859	10,652	7.12%
Total investment in Bullion		$159,154	$152,842	102.09%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	111,199.3	$133,156	$133,356	56.23%
Silver	4,077,306.0	73,612	65,115	27.46%
Platinum	14,826.5	19,160	17,940	7.56%
Palladium	22,239.7	16,475	17,747	7.48%
Total investment in Bullion		$242,403	$234,158	98.74%

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

 Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2015 and 2014

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$282	$311
Total expenses	282	311

Net investment loss	(282)	(311)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	(3)	10
Realized gain on Bullion distributed for the redemption of Shares	1,595	3,446
Change in unrealized gain on investment in Bullion	1,933	8,727
Total gain on Bullion	3,525	12,183

Change in net assets from operations	$3,243	$11,872

Net increase in net assets per Share	$1.08	$3.93

Weighted average number of Shares	3,007,222	3,020,000

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Net Assets
For the three months ended March 31, 2015 (Unaudited) and the year ended December 31, 2014

	Three Months Ended March 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	3,850,000	$237,152
Net investment loss		(282)
Realized gain on investment in Bullion		1,592
Change in unrealized gain on investment in Bullion		1,933
Creations	100,000	6,311
Redemptions	(1,500,000)	(96,999)
Closing balance at March 31, 2015	2,450,000	$149,707

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	3,950,000	$259,804
Effect of adoption of new accounting principle (see Note 2.1)		554
Net investment loss		(1,089)
Realized gain on investment in Bullion		2,832
Change in unrealized loss on investment in Bullion		(8,799)
Creations	1,850,000	114,973
Redemptions	(1,950,000)	(131,123)
Closing balance at December 31, 2014	3,850,000	$237,152

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2015 and 2014

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$61.60	$65.91
Income from investment operations:
Net investment loss	(0.09)	(0.10)
Total realized and unrealized gains and losses on investment in Bullion	(0.41)	3.79
Change in net assets from operations	(0.50)	3.69

Net asset value per Share at end of period	$61.10	$69.60

Weighted average number of Shares	3,007,222	3,020,000

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%

Non-Annualized Total Return	(0.81)%	5.60%

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Condensed Financial Statements

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

The accompanying condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Condensed Financial Statements

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

2.1 Basis of Accounting

At the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in Bullion at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in Bullion at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

The adoption of Topic 946 accounting changed the presentation of the Trust’s financial statements prospectively from January 1, 2014.

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

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Condensed Financial Statements

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor, (the “Zurich Sub-Custodian”). The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant “London Metal Price” for each metal held by the Trust.  This is the applicable “LBMA PM Gold Price” for gold of the price of an ounce of gold, the “London Silver Price” for silver and for platinum and palladium the applicable “LME PM Price”.

Since March 20, 2015, the LBMA PM Gold Price is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to settle trades in US Dollars, Euros or British Pounds for London Bullion Market Association (“LBMA”) authorized participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading.

Prior to March 20, 2015, the fair value of gold was based on the London PM Fix. The London PM Fix price for gold was set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association which occurred at approximately 3:00 PM London time, on each working day.   The London PM Fix was discontinued on March 19, 2015.

Since December 1, 2014, the London Metal Exchange (“LME”) has been responsible for the administration of the electronic platinum and palladium bullion price fixing system (“LMEbullion”) that replicates electronically the manual London platinum and palladium fixing processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for platinum and palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum and palladium fix processes, establishes and publishes fixed prices for troy ounces of platinum and palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix).

Prior to December 1, 2014, the Trust utilized the London PM Fix as its benchmark for valuation purposes. The London PM Fix for platinum and palladium was the price of an ounce of platinum or palladium (respectively) as set by four fixing members of the London Platinum and Palladium Market (“LPPM”) at approximately 2:00 PM, London time, on each working day and was widely accepted among platinum and palladium market participants. The London PM Fix was discontinued on November 30, 2014.

Since August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”).  The London Silver Price is established by the five LBMA-authorized bullion banks and market makers participating in the auction.  The “London Metal Price” for silver held by the Trust is the London Silver Price.

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

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Condensed Financial Statements

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

The Trust recognizes changes in fair value of the investment in Bullion as changes in unrealized gains or losses on investment in Bullion through the Statement of Operations.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2015	December 31, 2014
Level 2
Investment in Bullion	$152,842	$234,158

There were no transfers between levels during the period ended March 31, 2015 or the year ended December 31, 2014.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three business days of the trade date.

Bullion payable or receivable at March 31, 2015 and December 31, 2014 is set out below:

(Amounts in 000's of US$)	March 31, 2015	December 31, 2014
Bullion receivable	$-	$3,080

Bullion payable	$3,055	$-

2.4.  Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants (as defined below) at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other Bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account, either loco London or loco Zurich, established with the Custodian or a Bullion clearing bank by an Authorized Participant.

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

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.5.  Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2015 and December 31, 2014.

2.6.  Investment in Bullion

Changes in ounces of Bullion and the respective values for the three months ended March 31, 2015 and for the year ended December 31, 2014 are set out below:

(Amounts in 000's of US$, except for ounces data)	Three Months Ended March 31, 2015
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	111,199.3	4,077,306.0	14,826.5	22,239.7	4,225,571.5
Creations	4,387.3	160,865.8	585.0	877.5	166,715.6
Redemptions	(42,392.4)	(1,554,388.4)	(5,652.3)	(8,478.5)	(1,610,911.6)
Transfers of Bullion to pay expenses	(133.8)	(4,907.2)	(17.8)	(26.8)	(5,085.6)
Closing balance	73,060.4	2,678,876.2	9,741.4	14,611.9	2,776,289.9

Investment in Bullion
Opening balance	$133,356	$65,115	$17,940	$17,747	$234,158
Creations	5,341	2,628	716	705	9,390
Redemptions	(53,422)	(26,932)	(6,919)	(6,669)	(93,942)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,627	(1,030)	(370)	368	1,595
Transfers of Bullion to pay expenses	(164)	(81)	(22)	(22)	(289)
Realized gain / (loss) on Bullion transferred to pay expenses	3	(7)	(1)	2	(3)
Change in unrealized (loss) / gain on investment in Bullion	(1,018)	4,776	(346)	(1,479)	1,933
Closing balance	$86,723	$44,469	$10,998	$10,652	$152,842

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2014
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	116,295.9	4,264,181.5	15,506.1	23,259.1	4,419,242.6
Creations	52,698.7	1,932,284.8	7,026.5	10,539.7	2,002,549.7
Redemptions	(57,312.5)	(2,101,456.8)	(7,641.7)	(11,462.5)	(2,177,873.5)
Transfers of Bullion to pay expenses	(482.8)	(17,703.5)	(64.4)	(96.6)	(18,347.3)
Closing balance	111,199.3	4,077,306.0	14,826.5	22,239.7	4,225,571.5

Investment in Bullion
Opening balance	$139,729	$83,152	$21,057	$16,538	$260,476
Creations	63,012	31,840	8,584	8,457	111,893
Redemptions	(71,795)	(40,304)	(10,609)	(8,415)	(131,123)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,793	(729)	216	516	2,796
Transfers of Bullion to pay expenses	(610)	(344)	(90)	(77)	(1,121)
Realized gain / (loss) on Bullion transferred to pay expenses	27	(3)	2	10	36
Change in unrealized gain / (loss) on investment in Bullion	200	(8,497)	(1,220)	718	(8,799)
Closing balance	$133,356	$65,115	$17,940	$17,747	$234,158

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.7.

Expenses / Realized Gains / Losses

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

For the three months ended March 31, 2015 and 2014 the Sponsor’s Fee was $282,229 and $311,080, respectively.

At March 31, 2015 and at December 31, 2014, the fees payable to the Sponsor were $79,965 and $86,196, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarters ended March 31, 2015 and 2014.

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

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.  During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Condensed Financial Statements

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

ETFS PRECIOUS METALS BASKET TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed financial statements and notes to the condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

ETFS PRECIOUS METALS BASKET TRUST

The Quarter Ended March 31, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $237,151,492 at December 31, 2014 to $149,706,862 at March 31, 2015, a 36.87% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 3,850,000 Shares at December 31, 2014 to 2,450,000 Shares at March 31, 2015, a result of 1,500,000 Shares (30 Baskets) being redeemed during the quarter and a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 0.65% during the quarter.

NAV per Share decreased 0.81% from $61.60 at December 31, 2014 to $61.10 at March 31, 2015. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $282,229 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $66.92 at January 21, 2015 was the highest during the quarter, compared with a low of $58.77 at March 18, 2015.

Increase in net assets from operations for the quarter ended March 31, 2015 was $3,242,783, resulting from a realized gain of $1,595,517 on Bullion distributed for the redemption of Shares and change in unrealized gain on investment in Bullion of $1,932,600, offset by a realized loss of $3,105 on the transfer of Bullion to pay expenses and Sponsor’s Fees of $282,229. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2015 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the condensed financial statements for further discussion of accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PRECIOUS METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended March 31, 2015:

2 Baskets were created.

30 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
January 2015	26	1,300,000	0.029	1.072	0.004	0.006
February 2015	1	50,000	0.029	1.072	0.004	0.006
March 2015	3	150,000	0.029	1.071	0.004	0.006
	30	1,500,000

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: May 8, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.