Form 10-Q
period 2015-06-30
ETFS Precious Metals Basket Trust
filed 2015-08-06
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

☒

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 4, 2015, ETFS Precious Metals Basket Trust had 2,500,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: June 30, 2015: $85,594; December 31, 2014: $133,156)	$83,714	$133,356
Silver (cost: June 30, 2015: $46,976; December 31, 2014: $73,612)	41,154	65,115
Platinum (cost: June 30, 2015: $12,225; December 31, 2014: $19,160)	10,275	17,940
Palladium (cost: June 30, 2015: $10,639; December 31, 2014: $16,475)	9,680	17,747
Total investment in Bullion	144,823	234,158

Bullion receivable	-	3,080
Total assets	144,823	237,238

LIABILITIES
Fees payable to Sponsor	71	86
Total Liabilities	71	86

NET ASSETS (1)	$144,752	$237,152

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2015 were 2,450,000 and at December 31, 2014 were 3,850,000.  Net asset values per Share at June 30, 2015 and December 31, 2014  were $59.08 and $61.60, respectively.

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Schedules of Investments
At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	71,489.6	$85,594	$83,714	57.83%
Silver	2,621,283.9	46,976	41,154	28.43%
Platinum	9,531.9	12,225	10,275	7.10%
Palladium	14,297.8	10,639	9,680	6.69%
Total investment in Bullion		$155,434	$144,823	100.05%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	111,199.3	$133,156	$133,356	56.23%
Silver	4,077,306.0	73,612	65,115	27.46%
Platinum	14,826.5	19,160	17,940	7.56%
Palladium	22,239.7	16,475	17,747	7.48%
Total investment in Bullion		$242,403	$234,158	98.74%

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

 Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$220	$277	$503	$588
Total expenses	220	277	503	588

Net investment loss	(220)	(277)	(503)	(588)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	(8)	16	(11)	26
Realized (loss) / gain on Bullion distributed for the redemption of Shares	(352)	319	1,243	3,764
Change in unrealized (loss) / gain on investment in Bullion	(4,298)	5,575	(2,365)	14,301
Total (loss) / gain on Bullion	(4,658)	5,910	(1,133)	18,091

Change in net assets from operations	$(4,878)	$5,633	$(1,636)	$17,503

Net (decrease) / increase in net assets per Share	$(2.02)	$2.17	$(0.60)	$6.23

Weighted average number of Shares	2,414,835	2,599,451	2,709,392	2,808,564

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Net Assets
For the six months ended June 30, 2015 (Unaudited) and the year ended December 31, 2014

	Six Months Ended June 30, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	3,850,000	$237,152
Net investment loss		(503)
Realized gain on investment in Bullion		1,232
Change in unrealized loss on investment in Bullion		(2,365)
Creations	200,000	12,370
Redemptions	(1,600,000)	(103,134)
Closing balance at June 30, 2015	2,450,000	$144,752

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	3,950,000	$259,804
Effect of adoption of new accounting principle (see Note 2.1)		554
Net investment loss		(1,089)
Realized gain on investment in Bullion		2,832
Change in unrealized loss on investment in Bullion		(8,799)
Creations	1,850,000	114,973
Redemptions	(1,950,000)	(131,123)
Closing balance at December 31, 2014	3,850,000	$237,152

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$61.10	$69.60	$61.60	$65.91
Income from investment operations:
Net investment loss	(0.09)	(0.11)	(0.19)	(0.21)
Total realized and unrealized gains and losses on investment in Bullion	(1.93)	2.29	(2.33)	6.08
Change in net assets from operations	(2.02)	2.18	(2.52)	5.87

Net asset value per Share at end of period	$59.08	$71.78	$59.08	$71.78

Weighted average number of Shares	2,414,835	2,599,451	2,709,392	2,808,564

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Non-Annualized Total Return	(3.31)%	3.13%	(4.09)%	8.91%

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

The accompanying condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

2.1 Basis of Accounting

At the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in Bullion at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in Bullion at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

Following the release of FASB Accounting Standards Update (“ASU") 2013-08, Topic 946: Amendments to the Scope, Measurement and Disclosure Requirements, the Sponsor has re-evaluated whether the Trust falls within scope and has concluded that for reporting purposes, the Trust is classified as an investment company effective January 1, 2014.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.2.  Valuation of Bullion

The Trust follows the provisions of ASC 820, Fair Value Measurements ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor, (the “Zurich Sub-Custodian”). The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant “London Metal Price” for each metal held by the Trust.  This is the applicable “London Bullion Market Association (“LBMA”) PM Gold Price” for gold of the price of an ounce of gold, the “London Silver Price” for silver and for platinum and palladium the applicable “London Metal Exchange (“LME”) PM Price”.

Since March 20, 2015, the LBMA PM Gold Price is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to settle trades in US Dollars, Euros or British Pounds for LBMA authorized participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading.

Prior to March 20, 2015, the fair value of gold was based on the London PM Fix. The London PM Fix price for gold was set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association which occurred at approximately 3:00 PM London time, on each working day.   The London PM Fix was discontinued on March 19, 2015.

Since December 1, 2014, the LME has been responsible for the administration of the electronic platinum and palladium bullion price fixing system (“LMEbullion”) that replicates electronically the manual London platinum and palladium fixing processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for platinum and palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEBullion, like the previous London platinum and palladium fix processes, establishes and publishes fixed prices for troy ounces of platinum and palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix).

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

The Trust recognizes changes in fair value of the investment in Bullion as changes in unrealized gains or losses on investment in Bullion through the Condensed Statement of Operations.

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

Fair Value Hierarchy

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.
Level 2.

Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

Level 3.

Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2015	December 31, 2014
Level 2
Investment in Bullion	$144,823	$234,158

There were no transfers between levels during the period ended June 30, 2015 or the year ended December 31, 2014.

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

2.4.  Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants (as defined below) at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person or entity who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other Bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account, either loco London or loco Zurich, established with the Custodian or a Bullion clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2015 and December 31, 2014.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.6.  Investment in Bullion

Changes in ounces of Bullion and their respective values for the six months ended June 30, 2015 and for the year ended December 31, 2014 are set out below:

(Amounts in 000's of US$, except for ounces data)	Six Months Ended June 30, 2015
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	111,199.3	4,077,306.0	14,826.5	22,239.7	4,225,571.5
Creations	7,305.8	267,880.1	974.1	1,461.2	277,621.2
Redemptions	(46,773.0)	(1,715,008.7)	(6,236.4)	(9,354.6)	(1,777,372.7)
Transfers of Bullion to pay expenses	(242.5)	(8,893.5)	(32.3)	(48.5)	(9,216.8)
Closing balance	71,489.6	2,621,283.9	9,531.9	14,297.8	2,716,603.2

Investment in Bullion
Opening balance	$133,356	$65,115	$17,940	$17,747	$234,158
Creations	8,773	4,374	1,150	1,152	15,449
Redemptions	(58,646)	(29,570)	(7,586)	(7,331)	(103,133)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,603	(1,282)	(457)	379	1,243
Transfers of Bullion to pay expenses	(294)	(147)	(38)	(39)	(518)
Realized gain / (loss) on Bullion transferred to pay expenses	2	(12)	(4)	3	(11)
Change in unrealized (loss) / gain on investment in Bullion	(2,080)	2,676	(730)	(2,231)	(2,365)
Closing balance	$83,714	$41,154	$10,275	$9,680	$144,823

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2014
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	116,295.9	4,264,181.5	15,506.1	23,259.1	4,419,242.6
Creations	52,698.7	1,932,284.8	7,026.5	10,539.7	2,002,549.7
Redemptions	(57,312.5)	(2,101,456.8)	(7,641.7)	(11,462.5)	(2,177,873.5)
Transfers of Bullion to pay expenses	(482.8)	(17,703.5)	(64.4)	(96.6)	(18,347.3)
Closing balance	111,199.3	4,077,306.0	14,826.5	22,239.7	4,225,571.5

Investment in Bullion
Opening balance	$139,729	$83,152	$21,057	$16,538	$260,476
Creations	63,012	31,840	8,584	8,457	111,893
Redemptions	(71,795)	(40,304)	(10,609)	(8,415)	(131,123)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,793	(729)	216	516	2,796
Transfers of Bullion to pay expenses	(610)	(344)	(90)	(77)	(1,121)
Realized gain / (loss) on Bullion transferred to pay expenses	27	(3)	2	10	36
Change in unrealized gain / (loss) on investment in Bullion	200	(8,497)	(1,220)	718	(8,799)
Closing balance	$133,356	$65,115	$17,940	$17,747	$234,158

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

For the three months ended June 30, 2015 and 2014 the Sponsor’s Fee was $220,368 and $277,000, respectively.  For the six months ended June 30, 2015 and 2014 the Sponsor’s Fee was $502,597 and $588,080, respectively.

At June 30, 2015 and at December 31, 2014, the fees payable to the Sponsor were $71,422 and $86,196, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014.

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

Realized gains / losses result from the transfer of Bullion for Share redemptions and / or to pay expenses and realized gains / losses are recognized on a trade date basis using cost.

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

The Quarter Ended June 30, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $149,706,862 at March 31, 2015 to $144,752,135 at June 30, 2015, a 3.31% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 3.16% during the quarter.

There was no net movement in outstanding Shares, which remained at 2,450,000 Shares at March 31, 2015 and June 30, 2015, a result of 100,000 Shares (2 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the quarter.

NAV per Share decreased 3.31% from $61.10 at March 31, 2015 to $59.08 at June 30, 2015. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $220,368 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $63.87 at May 18, 2015 was the highest during the quarter, compared with a low of $59.08 at June 30, 2015.

The decrease in net assets from operations for the quarter ended June 30, 2015 was $4,878,317, resulting from a realized loss of $7,842 on the transfer of Bullion to pay expenses, a realized loss of $352,158 on Bullion distributed for the redemption of Shares, a change in unrealized loss on investment in Bullion of $4,297,949 and the Sponsor’s Fee of $220,368. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2015.

The Six Month Period Ended June 30, 2015

The Trust’s NAV decreased  from $237,151,492 at December 31, 2014 to $144,752,135 at June 30, 2015, a 38.96% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 3,850,000 Shares at December 31, 2014 to 2,450,000 Shares at June 30, 2015, a result of 200,000 Shares  (4 Baskets) being created and 1,600,000 Shares  (32 Baskets) being redeemed during the period and a decrease in the price per ounce of the Proportionate Price, which fell 3.80% during the period.

NAV per Share decreased 4.09% from $61.60 at December 31, 2014 to $59.08 at June 30, 2015. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $502,597 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $66.92 at January 21, 2015 was the highest during the period, compared with a low of $58.77 at March 18, 2015.

The decrease in net assets from operations for the period ended June 30, 2015 was $1,635,534, resulting from a realized gain of $1,243,359 on Bullion distributed for the redemption of Shares, offset by a realized loss of $10,947 on the transfer of Bullion to pay expenses, a change in unrealized loss on investment in Bullion of $2,365,349 and the Sponsor’s Fee of $502,597. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2015 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The condensed financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the condensed financial statements for further discussion of accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended June 30, 2015:

2 Baskets were created.

2 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
April 2015	2	100,000	0.029	1.071	0.004	0.006
May 2015	-	-	-	-	-	-
June 2015	-	-	-	-	-	-
	2	100,000

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: August 6, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.