Form 10-Q
period 2015-09-30
ETFS Precious Metals Basket Trust
filed 2015-11-06
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes ☐ No ☒

As of November 3, 2015, ETFS Precious Metals Basket Trust had 2,500,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: September 30, 2015: $86,647; December 31, 2014: $133,156)	$81,143	$133,356
Silver (cost: September 30, 2015: $47,183; December 31, 2014: $73,612)	39,126	65,115
Platinum (cost: September 30, 2015: $12,229; December 31, 2014: $19,160)	8,818	17,940
Palladium (cost: September 30, 2015: $10,689; December 31, 2014: $16,475)	9,629	17,747
Total investment in Bullion	138,716	234,158

Bullion receivable	-	3,080
Total assets	138,716	237,238

LIABILITIES
Fees payable to Sponsor	69	86
Total liabilities	69	86

NET ASSETS (1)	$138,647	$237,152

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2015 were 2,500,000 and at December 31, 2014 were 3,850,000.  Net asset values per Share at September 30, 2015 and December 31, 2014  were $55.46 and $61.60, respectively.

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Schedules of Investments
At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	72,838.6	$86,647	$81,143	58.52%
Silver	2,670,744.7	47,183	39,126	28.22%
Platinum	9,711.7	12,229	8,818	6.36%
Palladium	14,567.6	10,689	9,629	6.94%
Total investment in Bullion		$156,748	$138,716	100.05%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	111,199.3	$133,156	$133,356	56.23%
Silver	4,077,306.0	73,612	65,115	27.46%
Platinum	14,826.5	19,160	17,940	7.56%
Palladium	22,239.7	16,475	17,747	7.48%
Total investment in Bullion		$242,403	$234,158	98.74%

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

 Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$212	$262	$714	$850
Total expenses	212	262	714	850

Net investment loss	(212)	(262)	(714)	(850)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	(22)	17	(33)	43
Realized (loss) / gain on Bullion distributed for the redemption of Shares	(852)	186	392	3,950
Change in unrealized loss on investment in Bullion	(7,421)	(20,681)	(9,787)	(6,380)
Total loss on Bullion	(8,295)	(20,478)	(9,428)	(2,387)

Change in net assets from operations	$(8,507)	$(20,740)	$(10,142)	$(3,237)

Net decrease in net assets per Share	$(3.44)	$(8.14)	$(3.86)	$(1.19)

Weighted average number of Shares	2,474,457	2,546,739	2,630,220	2,720,330

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Condensed Statement of Changes in Net Assets
For the nine months ended September 30, 2015 (Unaudited) and the year ended December 31, 2014

	Nine Months Ended September 30, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	3,850,000	$237,152
Net investment loss		(714)
Realized gain on investment in Bullion		359
Change in unrealized loss on investment in Bullion		(9,787)
Creations	400,000	23,392
Redemptions	(1,750,000)	(111,755)
Closing balance at September 30, 2015	2,500,000	$138,647

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	3,950,000	$259,804
Effect of adoption of new accounting principle (see Note 2.1)		554
Net investment loss		(1,089)
Realized gain on investment in Bullion		2,832
Change in unrealized loss on investment in Bullion		(8,799)
Creations	1,850,000	114,973
Redemptions	(1,950,000)	(131,123)
Closing balance at December 31, 2014	3,850,000	$237,152

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$59.08	$71.78	$61.60	$65.91
Income from investment operations:
Net investment loss	(0.09)	(0.10)	(0.27)	(0.31)
Total realized and unrealized gains and losses on investment in Bullion	(3.53)	(8.04)	(5.87)	(1.96)
Change in net assets from operations	(3.62)	(8.14)	(6.14)	(2.27)

Net asset value per Share at end of period	$55.46	$63.64	$55.46	$63.64

Weighted average number of Shares	2,474,457	2,546,739	2,630,220	2,720,330

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Non-Annualized Total Return	(6.13)%	(11.34)%	(9.97)%	(3.44)%

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

The accompanying condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Since August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”). The London Silver Price is established by the five LBMA authorized bullion banks and market makers participating in the auction.  The “London Metal Price” for silver held by the Trust is the London Silver Price.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2015	December 31, 2014
Level 2
Investment in Bullion	$138,716	$234,158

There were no transfers between levels during the period ended September 30, 2015 or the year ended December 31, 2014.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2015 and December 31, 2014.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.6.  Investment in Bullion

Changes in ounces of Bullion and their respective values for the nine months ended September 30, 2015 and for the year ended December 31, 2014 are set out below:

(Amounts in 000's of US$, except for ounces data)	Nine Months Ended September 30, 2015
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	111,199.3	4,077,306.0	14,826.5	22,239.7	4,225,571.5
Creations	13,135.0	481,616.8	1,751.3	2,627.0	499,130.1
Redemptions	(51,145.0)	(1,875,318.5)	(6,819.3)	(10,229.0)	(1,943,511.8)
Transfers of Bullion to pay expenses	(350.7)	(12,859.6)	(46.8)	(70.1)	(13,327.2)
Closing balance	72,838.6	2,670,744.7	9,711.7	14,567.6	2,767,862.6

Investment in Bullion
Opening balance	$133,356	$65,115	$17,940	$17,747	$234,158
Creations	15,178	7,512	1,916	1,866	26,472
Redemptions	(63,671)	(32,014)	(8,176)	(7,894)	(111,755)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,405	(1,697)	(611)	295	392
Transfers of Bullion to pay expenses	(416)	(208)	(53)	(54)	(731)
Realized (loss) / gain on Bullion transferred to pay expenses	(4)	(23)	(7)	1	(33)
Change in unrealized (loss) / gain on investment in Bullion	(5,705)	441	(2,191)	(2,332)	(9,787)
Closing balance	$81,143	$39,126	$8,818	$9,629	$138,716

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2014
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	116,295.9	4,264,181.5	15,506.1	23,259.1	4,419,242.6
Creations	52,698.7	1,932,284.8	7,026.5	10,539.7	2,002,549.7
Redemptions	(57,312.5)	(2,101,456.8)	(7,641.7)	(11,462.5)	(2,177,873.5)
Transfers of Bullion to pay expenses	(482.8)	(17,703.5)	(64.4)	(96.6)	(18,347.3)
Closing balance	111,199.3	4,077,306.0	14,826.5	22,239.7	4,225,571.5

Investment in Bullion
Opening balance	$139,729	$83,152	$21,057	$16,538	$260,476
Creations	63,012	31,840	8,584	8,457	111,893
Redemptions	(71,795)	(40,304)	(10,609)	(8,415)	(131,123)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,793	(729)	216	516	2,796
Transfers of Bullion to pay expenses	(610)	(344)	(90)	(77)	(1,121)
Realized gain / (loss) on Bullion transferred to pay expenses	27	(3)	2	10	36
Change in unrealized gain / (loss) on investment in Bullion	200	(8,497)	(1,220)	718	(8,799)
Closing balance	$133,356	$65,115	$17,940	$17,747	$234,158

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

For the three months ended September 30, 2015 and 2014 the Sponsor’s Fee was $211,594 and $262,117, respectively.  For the nine months ended September 30, 2015 and 2014 the Sponsor’s Fee was $714,191 and $850,197, respectively.

At September 30, 2015 and at December 31, 2014, the fees payable to the Sponsor were $69,419 and $86,196, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014.

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

The Quarter Ended September 30, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $144,752,135 at June 30, 2015 to $138,646,636 at September 30, 2015, a 4.22% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 5.99% during the quarter.

There was an increase in outstanding Shares, which rose from 2,450,000 Shares at June 30, 2015 to 2,500,000 shares at September 30, 2015, a result of 200,000 Shares (4 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the quarter.

NAV per Share decreased 6.13% from $59.08 at June 30, 2015 to $55.46 at September 30, 2015. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $211,594 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $59.06 at July 1, 2015 was the highest during the quarter, compared with a low of $54.32 at August 5, 2015.

The decrease in net assets from operations for the quarter ended September 30, 2015 was $8,508,427, resulting from a realized loss of $22,588 on the transfer of Bullion to pay expenses, a realized loss of $852,499 on Bullion distributed for the redemption of Shares, a change in unrealized loss on investment in Bullion of $7,421,746 and the Sponsor’s Fee of $211,594. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2015.

The Nine Month Period Ended September 30, 2015

The Trust’s NAV decreased  from $237,151,492 at December 31, 2014 to $138,646,636 at September 30, 2015, a 41.54% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 3,850,000 Shares at December 31, 2014 to 2,500,000 Shares at September 30, 2015, a result of 400,000 Shares  (8 Baskets) being created and 1,750,000 Shares  (35 Baskets) being redeemed during the period and a decrease in the price per ounce of the Proportionate Price, which fell 9.56% during the period.

NAV per Share decreased 9.97% from $61.60 at December 31, 2014 to $55.46 at September 30, 2015. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $714,191 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $66.92 at January 21, 2015 was the highest during the period, compared with a low of $54.32 at August 5, 2015.

The decrease in net assets from operations for the period ended September 30, 2015 was $10,143,961, resulting from a realized gain of $390,860 on Bullion distributed for the redemption of Shares, offset by a realized loss of $33,535 on the transfer of Bullion to pay expenses, a change in unrealized loss on investment in Bullion of $9,787,095 and the Sponsor’s Fee of $714,191. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2015 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended September 30, 2015:

4 Baskets were created.

3 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
July 2015	2	100,000	0.029	1.069	0.004	0.006
August 2015	-	-	-	-	-	-
September 2015	1	50,000	0.029	1.068	0.004	0.006
	3	150,000

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: November 6, 2015	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.