Form 10-K
period 2015-12-31
ETFS Precious Metals Basket Trust
filed 2016-02-29
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2015 as reported by the NYSE Arca, Inc. on that date: $144,868,500.

As of February 24, 2016, ETFS Precious Metals Basket Trust has 2,750,000 ETFS Physical PM Basket Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $237,151,492 at December 31, 2014 to $161,765,622 at December 31, 2015, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased  from 3,850,000 Shares at December 31, 2014 to 3,100,000 Shares at December 31, 2015.

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

The Official Sector.

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics released by the World Gold Council, central banks are estimated to hold approximately 32,702 tonnes (when used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 20% of existing above-ground stocks. Since September 2009, the European Central Bank and 18 other central banks have operated under the Central Bank Gold Agreement (“CBGA”). The CBGA maintains a cap on lending and derivatives activities and allows a maximum level of sales of 400 tonnes per year, with an overall total of no more than 2,000 tonnes permitted during the five-year life of the CBGA.

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

World Gold Supply and Demand 2005-2014 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2005 to 2014 and is based on information reported by GFMS Ltd.

(tonnes)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Supply
Mine Production	2,561	2,496	2,499	2,430	2,613	2,741	2,839	2,861	3,064	3,122
Scrap	902	1,132	1,005	1,350	1,726	1,711	1,659	1,634	1,287	1,126
Net Hedging Supply	(92)	(434)	(432)	(357)	(234)	(106)	11	(40)	(39)	104
Total Supply	3,371	3,194	3,072	3,423	4,105	4,346	4,509	4,455	4,312	4,352

Demand
Jewelry Fabrication	2,721	2,302	2,425	2,306	1,817	2,034	2,029	1,998	2,440	2,217
Industrial Fabrication	440	471	477	464	414	469	458	415	419	401
Electronics	286	316	322	311	275	326	320	284	289	280
Dental & Medical	62	61	58	56	53	48	43	39	36	34
Other Industrial	92	95	98	97	87	95	95	92	93	87
Net Official Sector	(663)	(365)	(484)	(235)	(34)	77	457	544	409	466
Retail Investment in Coins & Bars	412	427	442	915	825	1,229	1,569	1,357	1,774	1,077
Physical Demand	2,910	2,835	2,860	3,450	3,022	3,809	4,513	4,314	5,042	4,161

Physical Surplus / (Deficit)	461	359	212	(27)	1,083	537	(4)	141	(730)	191

ETF Inventory Build	208	260	253	321	623	382	185	279	(880)	(160)
Exchange Inventory Build	29	32	(10)	34	39	54	(6)	(10)	(97)	1
Net Balance	224	67	(31)	(382)	421	101	(183)	(128)	247	350
Source: GFMS Ltd

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilised. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of about 2% per annum, increasing 2% in 2014. Of the three sources of supply, mine production accounts for nearly 72% of total supply in 2014. Recycled gold volumes have ranged from 902 tonnes to 1,726 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand however jewelry’s contribution to demand has fallen from 94% in 2005 to 53% of demand in 2014. Industrial demand has been relatively constant, contributing between 8% to 17% of total demand.

Exchange traded product inventory build had seen strong growth until 2009, rising approximately three-fold between 2005 and 2009, before tapering and eventually seeing outflows in 2013 as the price of gold fell by 25% in that year. During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Exchange traded products continued to see outflows in 2014 and 2015 but the price of gold declined modestly.

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

The following chart illustrates the movements in the price of an ounce of gold in US dollars from January 2006 to January 2016:

Spot Gold Price
US$/oz
2000
1800
1600
1400
1200
1000
800
600
400
200
0
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

Source: Bloomberg, ETF Securities. Data from 01/20/2006 to 01/20/2016

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The decline in the US dollar against other currencies, a surge in investment demand in commodities as an asset class generally, and the low level of forward selling by mining companies have all contributed to the increase in the gold price between 2004 and 2011. The gold price peaked at US$1,900/oz in September 2011 as successive Euro leader summits, bailouts and bond stability funds failed to staunch both sovereign debt and banking sector solvency concerns in Europe. Since then, the gold price has been falling as the US dollar has strengthened and real interest rates have increased and the global economy has shown signs of improvement.

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

The Official Sector.

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to GFMS Limited in World Silver Survey 2015, at the end of 2014, government held silver bullion stocks total 78 million ounces.

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

World Silver Supply and Demand 2005-2014 (million ounces)

The following table sets forth a summary of the world silver supply and demand for the period from 2005 to 2014 and is based on information reported by Thomson Reuters GFMS Ltd, the World Silver Survey 2015 and the Silver Institute.

(millions of ounces)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Supply
Mine Production	640	643	667	683	716	751	755	789	835	878
Net Government Sales	66	79	43	31	16	44	12	7	8	-
Scrap	203	207	204	202	201	228	262	256	193	169
Net Hedging Supply	46	(12)	(24)	(9)	(17)	50	12	(47)	(35)	16
Total Supply	955	917	890	907	916	1,073	1,041	1,005	1,001	1,063

Demand
Jewelry	188	175	183	178	178	191	189	186	212	215
Coins & Bars	52	49	51	187	88	143	211	138	244	196
Silverware	68	62	60	58	53	52	47	44	59	61
Industrial Fabrication	639	647	659	654	542	645	628	595	598	595
Electrical & Electronics	230	242	263	272	227	301	291	267	266	264
Brazing Alloys & Solders	53	55	58	62	54	61	63	61	63	66
Photography	160	142	117	98	76	67	59	52	48	46
Photovoltaic	7	9	13	25	30	51	69	61	56	60
Other Industrial	189	199	209	198	155	166	147	155	165	159
ETF Inventory Build	-	127	55	101	157	130	(24)	55	2	1
Exchange Inventory Build	16	(9)	22	(7)	(15)	(7)	12	62	9	(9)
Total Demand	963	1,051	1,030	1,171	1,003	1,154	1,063	1,080	1,124	1,059
Source: GFMS Ltd., The Silver Institute

The following are some of the main characteristics of the silver market illustrated by the table:

Like gold, silver has also been used as a currency in the past. However, the main differences between gold and silver is that 59% of gold is used for jewelry and 54% of silver fabrication demand is industrial uses.

New mine production accounts for approximately 83% of total silver supply. Recycled silver accounts for around 16% of total supply. Recycled silver totalled 169 million ounces in 2014, marking the second time recycling has fallen below 200 million ounces in 10 years. The total of producer hedging, government sales and implied “net disinvestment” has been in decline but together account for the balance of total supply.

Industrial applications and jewelry demand accounted for over 76% of total demand in 2014. Photography has been taking a lower share of overall silver demand falling from 17% in 2005 to 4% in 2013, while all other industrial applications have remained in the range of 35% to 50% over the past 10 years. Jewelry and silverware have remained relatively constant at 220 to 270 million ounces per annum. Investment in coins and bars have grown four-fold in the past 10 years rising from 52 million ounces in 2005 to 246 million ounces in 2013. Coin and bar investment decreased by 20% in 2014.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from January 2006 to January 2016 and is based on information provided by Bloomberg:

Spot SilverPrice
US$/oz
60
50
40
30
20
10
0
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

Source: Bloomberg, ETF Securities. Data from 01/20/2006 to 01/20/2016

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the US dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44/oz, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the US dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011. In 2015 silver prices fell 11.6% driven by its correlation to gold.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the second largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 80% of platinum and palladium mine supply in 2014.

Platinum

World Platinum Supply and Demand 2005-2014

The following table sets forth a summary of the world platinum supply and demand from 2005 to 2014 and is based on information reported by Johnson Matthey, Platinum 2015 Report.

(thousands of ounces)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Supply
South Africa	5,115	5,295	5,070	4,515	4,635	4,635	4,860	4,110	4,205	3,547
Russia	890	920	915	805	785	825	835	801	725	709
North America	365	345	325	325	260	200	350	306	318	339
Zimbabwe	155	165	170	180	230	280	340	337	410	401
Others	115	105	120	115	115	110	100	126	143	130
Total Supply	6,640	6,830	6,600	5,940	6,025	6,050	6,485	5,680	5,801	5,126

Demand
Autocatalyst	3,795	3,905	4,145	3,655	2,185	3,075	3,185	3,158	3,114	3,270
Chemical	325	395	420	400	290	440	470	452	546	549
Electrical	360	360	255	230	190	230	230	176	218	225
Glass	360	405	470	315	10	385	515	153	97	191
Investment	15	(40)	170	555	660	655	460	450	871	273
Jewelry	2,465	2,195	2,110	2,060	2,810	2,420	2,475	2,783	3,028	2,894
Medical & Biomedical	250	250	230	245	250	230	230	223	214	211
Petroleum	170	180	205	240	210	170	210	112	159	165
Other	225	240	265	290	190	300	320	395	418	423
Total Gross Demand	7,965	7,890	8,270	7,990	6,795	7,905	8,095	7,902	8,665	8,201

Recycling
Autocatalyst	(770)	(860)	(935)	(1,130)	(830)	(1,085)	(1,240)	(1,120)	(1,205)	(1,282)
Electrical	-	-	-	(5)	(10)	(10)	(10)	(22)	(24)	(27)
Jewelry	(500)	(555)	(655)	(695)	(565)	(735)	(810)	(895)	(790)	(762)
Total Recycling	(1,270)	(1,415)	(1,590)	(1,830)	(1,405)	(1,830)	(2,060)	(2,037)	(2,019)	(2,071)

Total Net Demand	6,695	6,475	6,680	6,160	5,390	6,075	6,035	5,865	6,646	6,130

Movements in Stocks	(55)	355	(80)	(220)	635	(25)	450	(185)	(845)	(1,004)

Source: Johnson Matthey PGM Market Report 2015

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 70% of total mine supply over the past five years. Russia is the second largest supplier of platinum. Its share of world production has remained steady at around 14% of total mine supply over the past ten years. Recovery of platinum from autocatalysts is the other main source of supply and provided around 18% of total supply in 2013. This source of supply increases along with autocatalyst production.

Over the past decade, jewelry demand for platinum peaked at 41% of total demand in 2009. Jewelry demand has since declined to 35% total demand in 2014. Autocatalyst demand for platinum accounted for around 40% of total demand at the end of 2014, at around its 5-year average. Investment demand accounted for 3% of the total in 2014, down from 10% in 2013.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements.

The following chart illustrates the movements in the price of an ounce of platinum in US dollars from January 2006 to January 2016 and is based on information provided by Bloomberg.

Spot Platinum Price
US$/oz
2500
2000
1500
1000
500
0
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

Source: Bloomberg, ETF Securities. Data from 01/20/2006 to 01/20/2016

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 per ounce in March to a low of $814 per ounce at the end of October 2008) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum and palladium continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 in June to a low of $1,369 in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recouping from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 70% of world’s supply of platinum.  A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply.  However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. This pessimism was exacerbated by the fraud at Volkswagen that affected mainly diesel cars. Platinum prices fell 36% between January 2015 to January 2016, i.e. to the lowest levels since the financial crisis in 2008.

Palladium

World Palladium Supply and Demand 2005-2014

The following table sets forth a summary of the world palladium supply and demand for the period from 2005 to 2014 and is based on information reported by Johnson Matthey, Palladium 2015 Report.

(thousands of ounces)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Supply
South Africa	2,605	2,775	2,765	2,430	2,370	2,640	2,560	2,359	2,464	2,127
Russia
Primary	3,135	3,220	3,050	2,700	2,675	2,720	2,705	2,627	2,510	2,614
Stock Sales	1,485	700	1,490	960	960	1,000	775	260	100	-
North America	910	985	990	910	755	590	900	811	829	912
Zimbabwe	125	135	135	140	180	220	265	266	323	328
Others	145	135	150	170	160	185	155	162	148	123
Total Supply	8,405	7,950	8,580	7,310	7,100	7,355	7,360	6,485	6,374	6,104

Demand
Autocatalyst	3,865	4,015	4,545	4,465	4,050	5,580	6,155	6,673	7,026	7,433
Chemical	415	440	375	350	325	370	440	524	496	406
Dental	815	620	630	625	635	595	540	510	457	468
Electrical	1,275	1,495	1,550	1,370	1,370	1,410	1,375	1,190	1,070	1,049
Investment	220	50	260	420	625	1,095	(565)	467	(8)	931
Jewelry	1,490	1,140	950	985	775	595	505	442	355	274
Other	265	85	85	75	70	90	110	104	104	110
Total Gross Demand	8,345	7,845	8,395	8,290	7,850	9,735	8,560	9,910	9,500	10,671

Recycling
Autocatalyst	(625)	(805)	(1,015)	(1,140)	(965)	(1,310)	(1,695)	(1,675)	(1,910)	(2,189)
Electrical	(305)	(290)	(315)	(345)	(395)	(440)	(480)	(443)	(463)	(474)
Jewelry	(60)	(135)	(235)	(130)	(70)	(100)	(210)	(194)	(157)	(89)
Total Recycling	(990)	(1,230)	(1,565)	(1,615)	(1,430)	(1,850)	(2,385)	(2,312)	(2,530)	(2,752)

Total Net Demand	7,355	6,615	6,830	6,675	6,420	7,885	6,175	7,598	6,970	7,919

Movements in stocks	1,050	1,335	1,750	635	680	(530)	1,185	(1,113)	(596)	(1,815)

Source: Johnson Matthey PGM Market Report 2015

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia is the main source of mine supply for palladium, providing 43% of total mine supply in 2014. South Africa is the second largest source of supply, accounting for 35% of total mine supply at the end of 2014. North America contributes approximately 15% to mine supply. Recovery of palladium has increased nearly five-fold over the past ten years to account for 23% of overall supply at the end of 2014.

Autocatalysts are the largest component of palladium demand, representing close to 70% of total demand in 2014. Investment demand contributed to 9% of overall demand in 2014 from 0.0% in 2013. Jewelry demand for palladium contributed 3% of total demand in 2014, down from 18% in 2005. Other industrial demand (electronics, dentistry and chemical) has fallen from 33% of total demand in 2005 to 19% of total demand in 2014.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in US dollars from January 2006 to January 2016 and is based on information provided by Bloomberg:

Spot Palladium Price

1200
1000
800
600
400
200
0
US$/oz
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

Source: Bloomberg, ETF Securities. Data from 01/20/2006 to 01/20/2016

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579/oz in February 2008 to $173/oz in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand in addition to increasing emission controls. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012. Palladium rose to a 13 year high of $907/oz in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Although the palladium market is likely to post the fourth consecutive year of a supply deficit in a row in 2015, the price of palladium has fallen 37% between January 2015 and January 2016.

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

For gold and silver, market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The fourteen market-making members of the LBMA are: Barclays Bank plc, BNP Paribas SA, Citibank, Credit Suisse, HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, JPMorgan Chase Bank, The Bank of Nova Scotia-ScotiaMocatta, Société Générale, Merrill Lynch International Bank Limited, Morgan Stanley & Co International plc, Standard Chartered Bank Toronto-Dominion Bank and UBS AG.

For platinum and palladium, twelve market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM are currently participating in the London Metal Exchange Fix (“LME Fix”). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

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

The terms “loco London” gold and “loco Zurich” gold refer to gold physically held in London and Zurich, respectively, that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are described in this prospectus from time to time as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose gram conversion is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A London Good Delivery bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery bar must also bear the stamp of one of the melters and assayers who are on the LBMA approved list. Unless otherwise specified, the gold spot price always refers to that of a London Good Delivery bar. Business is generally conducted over the phone and through electronic dealing systems.

On March 20, 2015,  ICE Benchmark Administration (“IBA”) began administering the operation of an “equilibrium auction,” which is an electronic, tradable and auditable, over-the-counter auction market with the ability to settle trades in U.S. Dollars (“USD”), euros or British Pounds for LBMA-authorized participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading. IBA’s equilibrium auction is the gold valuation replacement selected by the LBMA for the London gold fix previously determined by the London Gold Market Fixing Ltd. that was discontinued on March 19, 2015. IBA’s equilibrium auction, like the previous gold fixing process, establishes and publishes fixed prices for troy ounces of gold twice each London trading day during fixing sessions beginning at 10:30 a.m. London time (the LBMA AM Gold Price) and 3:00 p.m. London time (the LBMA PM Gold Price).

Daily during London trading hours the LBMA AM Gold Price and the LBMA PM Gold Price each provide reference gold prices for that day’s trading. Many long-term contracts will be priced either on the basis of the LBMA AM Gold Price or the LBMA PM Gold Price, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The LBMA AM Gold Price and the LBMA PM Gold Price, determined according to the methodologies of IBA and disseminated electronically by IBA to selected major market data vendors, such as Thomson Reuters and Bloomberg, are widely used benchmark for daily gold prices and are quoted by various financial information sources as the London gold fix was previously. The Trust values its gold on the basis of the LBMA PM Gold Price.

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid is generated by the auction chairman, who is an employee of IBA; the auction chairman also submits the subsequent opening bids if need be. IBA has indicated that at some point in the future they may switch to an electronic algorithm based method for obtaining opening and subsequent bid prices. There are currently twelve gold participants (Barclays, Bank of China, China Construction Bank, Goldman Sachs, HSBC Bank USA NA, JPMorgan Chase Bank, N.A. London Branch, Morgan Stanley, Societe Generale, The Bank of Nova Scotia – ScotiaMocatta, Toronto-Dominion Bank, Standard Chartered and UBS), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens. As the IBA electronic gold auction market develops, IBA expects to admit additional gold participants to the order submission process.

The IBA auction process begins with a notice of an auction round issued to gold participants before the commencement of the auction round stating a gold price in US dollars, determined by the auction chairman, at which the auction round will be conducted. An auction round lasts 30 seconds. Gold participants electronically place bid and offer orders at the round’s stated price and indicate whether the orders are for their own account or for the account of clients. Aggregate bid and offer volume will be shown live on WebICE, providing a level playing field for all participants.

At the end of the auction round, the IBA system evaluates the equilibrium of the bid and offer orders submitted. If bid and offer orders indicate an imbalance outside of acceptable tolerances established for the IBA system (20,000 oz) (e.g., too many purchase orders submitted compared to sell orders or vice versa), the auction chairman calculates a new auction round price principally based on the volume weighting of bid and offer orders submitted in the immediately completed auction round. For instance, if the order imbalance indicates that purchase orders (bids) outweigh sales orders (offers) then the auction chairman will issue a new auction round price that will be increased over that used in the prior auction round. Likewise, the auction chairman will decrease the new auction round price from the prior round’s price if offers outweigh bids. To clear the imbalance, the IBA system then issues another notice of auction round to gold participants at the auction chairman’s newly calculated price. During this next 30 second auction round, gold participants again submit orders, and after it ends, the IBA system evaluates for order imbalances. If order imbalances persist, the auction chairman calculates a new auction price and a further auction round will occur. This auction round process continues until an equilibrium within specified tolerances is determined to exist. Once the IBA system determines that orders are in equilibrium within system tolerances, the auction process ends and the equilibrium auction round price becomes the LBMA PM Gold Price.

The LBMA PM Gold Price and all bid and offer order information for all auction rounds become publicly available electronically via IBA instantly after the conclusion of the equilibrium auction. Since April 1, 2015, the LBMA Gold Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”). IBA also has an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and IBA. The Oversight Committee allows the LBMA to continue to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. Additionally, IBA watches over the price discovery process for the LBMA Gold Price and ensures that it meets the IOSCO Principles for Financial Benchmarks.

The LBMA PM Gold Price is widely viewed as a full and fair representation of all or material market interest at the conclusion of the equilibrium auction. IBA’s LBMA PM Gold Price electronic auction methodology is similar to the non-electronic process previously used to establish the London gold fix where the London gold fix process adjusted the gold price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the LBMA PM Gold Price has several advantages over the previous London gold fix. The LBMA PM Gold Price auction process is fully transparent in real time to the gold participants and, at the close of each equilibrium auction, to the general public. The LBMA PM Gold Price auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the LBMA PM Gold Price’s audit trail and active, real time surveillance of the auction process by IBA as well as FCA’s oversight of IBA, will deter manipulative and abusive conduct in establishing each day’s LBMA PM Gold Price.

Since March 20, 2015, the Sponsor determined that the London gold fix, which ceased to be published as of March 19, 2015, could no longer serve as a basis for valuing gold bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA PM Gold Price is an appropriate alternative for determining the value of the Trust’s gold each trading day.  The Sponsor also determined that the LBMA PM Gold Price fairly represents the commercial value of gold bullion held by the Trust and the “Benchmark Price" (as defined in the Trust Agreement) as of any day will be the LBMA PM Gold Price for such day.

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

The London Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the equilibrium auction. The CME Group’s London Silver Price electronic auction methodology is similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the London Silver Price has several advantages over the previous London silver fix. The London Silver Price auction process is fully transparent in real time to the silver participants and, at the close of each equilibrium auction, to the general public. The London Silver Price auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the London Silver Price’s audit trail and active, real time surveillance of the auction process by the CME Group system administrator combined with silver participants’ agreement to abide by CME Group silver market rules and Thompson Reuters code of conduct add deterrents against manipulative and abusive conduct in establishing each day’s London Silver Price

Since August 15, 2014, the Sponsor determined that the London silver fix, which ceased to be published as of that date, would be an inappropriate basis for valuing silver bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the London Silver Price is an appropriate alternative for determining the value of the Trust’s silver each trading day.  The Sponsor also determined that the London Silver Price will fairly represent the commercial value of silver bullion held by the Trust and that the “Benchmark Price” (as defined in the Trust Agreement) as of any day will be the London Silver Price for such day.

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

Since December 1, 2014, the LME has been administering the operation of an electronic platinum bullion price fixing systems (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

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

The LME PM Fix results from LMEbullion.    Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Twelve LPPM members are currently participating in establishing the LME PM Fix (Barclays Bank PLC, BASF Metals Limited, Credit Suisse, Deutsche Bank AG, Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank PLC, JP Morgan Chase Bank, Standard Chartered Bank, The Bank of Nova Scotia, ScotiaMocatta, The Toronto-Dominion Bank and UBS AG). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

The Palladium Market

The Zurich and London Palladium Bullion Market

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

Since December 1, 2014, the LME has been administering the operation of LMEbullion that replicates electronically the previous manual London palladium fix processes previously employed by the LPPFCL as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

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

The LME PM Fix results from LMEbullion.    Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Twelve LPPM members are currently participating in establishing the LME PM Fix (Barclays Bank PLC, BASF Metals Limited, Credit Suisse, Deutsche Bank AG, Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank PLC, JP Morgan Chase Bank, Standard Chartered Bank, The Bank of Nova Scotia, ScotiaMocatta, The Toronto-Dominion Bank and UBS AG). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are fully transparent.  The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

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

The Sponsor’s Fee for the year ended December 31, 2015 was $937,624  (December 31, 2014: $1,089,397;  December 31, 2013: $1,201,105).

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under “Creation and Redemption Transaction Fee” below).

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, on December 31, 2015.

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

United States Federal Income Tax Consequences

The following is a discussion of the material US federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

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

A Shareholder that is not a US Shareholder as defined above (other than a partnership, or an entity treated as a partnership for US federal tax purposes) generally is considered a “Non-US Shareholder” for purposes of this discussion. For US federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for US federal income tax purposes, generally depends upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the US federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of the Trust

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis.

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata share of the Trust’s income, if any, and as if they directly incurred their respective pro rata share of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of Bullion to the Trust in exchange for the underlying Bullion represented by the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the Bullion held by the Trust are the same as its tax basis and holding period for the Bullion delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

When the Trust sells or transfers Bullion, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the Bullion that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any Bullion sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Shares immediately prior to the sale, by a fraction the numerator of which is the amount of Bullion sold, and the denominator of which is the total amount of the Bullion held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the Bullion remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the Bullion that was sold.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including physical Bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any physical Bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, high-income individuals and certain trusts and estates are subject to a 3.8% Medicare contribution tax that is imposed on net investment income and gain.  Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fees incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize gain or loss upon a sale of Bullion by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not US persons in order to avoid the backup withholding tax.

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

Taxation in Jurisdictions other than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction, of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

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

Global supply and demand for gold is influenced by such factors as jewelry demand, investment demand, import taxes, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, Russia and the United States. Global supply and demand for silver is influenced by general changes in economic conditions, such as a recession or other economic downturn, because of the wide use of silver in a range of industrial applications. Recycling, jewelry demand and investment demand are also important drivers of silver supply and demand. Global platinum supply is influenced by such factors as production and cost levels in major platinum-producing countries, such as South Africa, which accounted for 69% of the world’s platinum mine supply in 2014. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand. Global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries such as South Africa and Russia. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past eight years and could potentially soon be exhausted, placing a higher burden on new mine supply.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2005 and 2014, world platinum mine supply averaged 6.1 million ounces and world palladium supply averaged 7.3 million ounces. In 2014,  mine supply measured 5.1 million ounces of platinum and 6.1 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide you any assurance that the metal holdings of the Trust will have a similar impact or have no long-term metal price impact thereby affecting Share trading prices.

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

The LBMA PM Gold Price may prove unreliable.

Since March 20, 2015, the Sponsor has utilized the LBMA PM Gold Price as the benchmark price for valuing gold held, received or delivered by the Trust.  Prior to March 20, 2015, the Trust utilized the London PM Fix (as defined below) as its benchmark for valuation purposes. The London fix for gold (the “ London gold fix”), which the London Gold Market Fixing Ltd. discontinued on March 19, 2015, was the twice daily fix of the price of a troy ounce of gold which was established and published during fixing sessions beginning at 10:30 a.m. London time (the “London AM Fix”) and 3:00 p.m. London time (the “London PM Fix”). The London gold fix was performed in London by the four members of the London gold fix, on each London business day and was widely accepted among gold market participants. The LBMA PM Gold Price, and the mechanism for its establishment, has a limited operating history and may, among other things:

•	not behave over time like the London PM Fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London PM Fix;
•	result in delays or errors in the determination of a daily benchmark price of gold;
•	not be as widely accepted as the London PM Fix; or
•	otherwise prove unreliable.

If the LBMA PM Gold Price is unreliable for any reason, the price of gold and the market price for the Shares may decline or be subject to greater volatility.

Regulatory activity and lawsuits with respect to the London gold price may find historic manipulation of the previous London gold fix which in future may impact market confidence in the LBMA PM Gold Price.

The London Gold Market Fixing Ltd.’s  decision to discontinue the London gold fix as the pricing benchmark for gold comes after increased attention has been directed to the use of various financial benchmarks and indices as price setting mechanisms for market transactions, including the London gold fix.  Prior to the adoption of the LBMA PM Gold Price as the new pricing benchmark, there were press reports that the CFTC was reviewing the transparency of the price setting of gold and silver in London, and that a £26 million fine was imposed on Barclays Bank plc (one of the participants in the old London gold fix) for its failure to implement adequate risk and conflicts of interest management systems in connection with influencing the fixing outcome. There have also been additional lawsuits that have been filed against the member banks which established the London gold fix for alleged manipulative conduct in connection with their role in determining the London gold fix. There is still an ongoing investigation into the manipulation of the London gold fix, and it is possible that there may be additional regulatory actions brought against other members of the London Gold Market Fixing Ltd. If the ongoing investigation identifies that there was historic manipulation of the London gold fix, this may have impacted the historic price of gold and ultimately the market price of the Shares.

If there is a perception that the price of gold is susceptible to intentional disruption, or if the LBMA PM Gold Price is not received with confidence by the markets, the behavior of investors and traders in gold may reflect the lack of confidence and it may have an effect on the price of gold (and, consequently, the value of the Shares).

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

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust  has utilized the LME PM Fix as the benchmark price for valuing platinum and palladium held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon platinum fix and the London afternoon palladium fix as its benchmarks for valuation purposes. The London afternoon fix for platinum and palladium was the price of an ounce of platinum or palladium as set by four fixing members of the LPPM at approximately 2:00 PM, London time, on each working day and was widely accepted among platinum and palladium market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA and the administration of platinum and palladium price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix. The LME has not operated this fixing process previously and the LME PM Fix may, among other things:

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

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 40% of the global demand in platinum and 70% of the global demand in palladium in 2014.  Reduced automotive industry sales may result in a decline in autocatalyst demand.  A continued contraction in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

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

The Trust does not insure its Bullion. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the Bullion held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require the Zurich Sub-Custodians or any other direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the Bullion held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor under New York law, the Custodian, the Zurich Sub-Custodians and any sub-custodian under English law, and any other sub-custodian under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s Bullion which is not covered by insurance and for which no person is liable in damages.

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

Under the Allocated Account Agreement, described in “Description of the Custody Agreements”, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are (1) in London only for all Bullion, Barclays Bank plc, The Bank of Nova Scotia–ScotiaMocatta, HSBC Bank USA plc and Deutsche Bank A.G (2) in London only for gold only, the Bank of England (3) in London and Zurich for all Bullion, Union Bank of Switzerland (“UBS”), Brink’s Global Services Inc., (4) in London only for Silver, Via Mat International and (5) in Zurich only for platinum and palladium only, Credit Suisse, and the custodian may use LBMA and LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian will select the Zurich Sub-Custodians, and each Zurich Sub-Custodian will custody that portion of the Trust’s allocated platinum and palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodians and any other sub-custodian, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian. See “Custody of the Trust’s Bullion” for more information about sub-custodians that may hold the Trust’s bullion.

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

The following tables set out the range of high and low closing prices for the Shares that have been reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2015 and 2014:

Fiscal Year Ended December 31, 2015: Quarter Ended
	High	Low
March 31, 2015	$67.35	$58.93
June 30, 2015	$63.91	$59.13
September 30, 2015	$59.04	$54.43
December 31, 2015	$59.88	$51.64

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$74.08	$66.70
June 30, 2014	$72.44	$67.19
September 30, 2014	$73.35	$63.20
December 31, 2014	$64.92	$58.94

The number of outstanding Shares of the Trust as of February 24,  2016 was 2,750,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2015	$57.76	$54.43
September 2015	$57.24	$54.81
October 2015	$59.88	$55.45
November 2015	$57.08	$52.35
December 2015	$53.92	$51.64
January 2016	$54.47	$52.15

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange forBbullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2015 and 2014:

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2015	1,300,000	0.029	1.072	0.004	0.006
February 2015	50,000	0.029	1.072	0.004	0.006
March 2015	150,000	0.029	1.071	0.004	0.006
April 2015	100,000	0.029	1.071	0.004	0.006
May 2015	-	-	-	-	-
June 2015	-	-	-	-	-
July 2015	100,000	0.029	1.069	0.004	0.006
August 2015	-	-	-	-	-
September 2015	50,000	0.029	1.068	0.004	0.006
October 2015	-	-	-	-	-
November 2015	-	-	-	-	-
December 2015	-	-	-	-	-
Total	1,750,000

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2014	1,500,000	0.029	1.079	0.004	0.006
February 2014	-	-	-	-	-
March 2014	-	-	-	-	-
April 2014	100,000	0.029	1.077	0.004	0.006
May 2014	-	-	-	-	-
June 2014	50,000	0.029	1.076	0.004	0.006
July 2014	-	-	-	-	-
August 2014	-	-	-	-	-
September 2014	50,000	0.029	1.074	0.004	0.006
October 2014	100,000	0.029	1.074	0.004	0.006
November 2014	100,000	0.029	1.074	0.004	0.006
December 2014	50,000	0.029	1.073	0.004	0.006
Total	1,950,000

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$161,846	$237,238	$259,922	$185,427	$183,189
Total (loss) / gain on Bullion	$(17,850)	$(5,967)	$(52,947)	$1,649	$(1,504)
Change in net assets from operations	$(18,787)	$(7,056)	$(54,148)	$481	$(2,907)
Weighted average number of Shares	2,645,205	2,669,726	2,607,260	2,078,825	2,398,219
Net (decrease) / increase in net assets per Share	$(7.10)	$(2.64)	$(20.77)	$0.23	$(1.21)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

NAV per Share vs. Proportionate Price from October 18, 2010 (the Date of Inception) to December 31, 2015

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

Valuation of Bullion

The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant “London Metal Price” for each metal held by the Trust.  The cost of gold is determined according to the average cost method and the fair value is based on the LBMA PM Gold Price. For silver this is the London Silver Price as established by the six LBMA authorised bullion banks. For platinum and palladium this is the “LME PM Fix” for platinum or palladium (as applicable) of the price of an ounce of such metal performed in London, England by fixing members of the LPPM. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of Bullion transferred.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Investment in Bullion - cost	$188,277	$242,403	$259,922
Unrealized (loss) / gain on investment in Bullion	(26,431)	(8,245)	554
Investment in Bullion - fair value	$161,846	$234,158	$260,476

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, on December 31, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2015 and 2014, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Total loss on Bullion	$(17,850)	$(5,967)	$(52,947)
Net change in assets from operations	$(18,787)	$(7,056)	$(54,148)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2015

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

The Trust’s NAV decreased from $237,151,492 at December 31, 2014 to $161,765,622 at December 31, 2015, a 31.79% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 14.77% during the year and a decrease in outstanding Shares, which fell from 3,850,000 Shares at December 31, 2014 to 3,100,000 Shares at December 31, 2015, a result of 1,000,000 Shares  (20 Baskets) being created and 1,750,000 Shares (35 Baskets) being redeemed during the year.

The NAV per Share decreased 15.29% from $61.60 at December 31, 2014 to $52.18 at December 31, 2015. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which was $937,624 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $66.92 at January 21, 2015 was the highest during the year, compared with a low of $51.91 at December 3, 2015.

The decrease in net assets from operations for the year ended December 31, 2015 was $18,789,531, resulting from a realized gain of $390,860 on Bullion distributed for the redemption of Shares, offset by a realized loss of $56,663 on Bullion transferred to pay expenses, a change in unrealized loss on investment in Bullion of $18,186,104 and the Sponsor’s Fee of $937,624.  Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2015.

The year ended December 31, 2014

The Trust’s NAV decreased from $260,358,569 at December 31, 2013 to $237,151,492 at December 31, 2014, an 8.91% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the Proportionate Price, which fell 5.98% during the year and a decrease in outstanding Shares, which fell from 3,950,000 Shares at December 31, 2013 to 3,850,000 Shares at December 31, 2014, a result of 1,850,000 Shares  (37 Baskets) being created and 1,950,000 Shares (39 Baskets) being redeemed during the year.

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

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Income Statements

Year ended December 31, 2015
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$282	$220	$212	$223	$937
Total expenses	282	220	212	223	937

Net investment loss	(282)	(220)	(212)	(223)	(937)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on Bullion transferred to pay expenses	(3)	(8)	(22)	(22)	(55)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,595	(352)	(852)	-	391
Change in unrealized gain / (loss) on investment in Bullion	1,933	(4,298)	(7,421)	(8,400)	(18,186)
Total gain / (loss) on Bullion	3,525	(4,658)	(8,295)	(8,422)	(17,850)

Change in net assets from operations	$3,243	$(4,878)	$(8,507)	$(8,645)	$(18,787)

Net increase / (decrease) in net assets per Share	$1.08	$(2.02)	$(3.44)	$(3.21)	$(7.10)

Weighted average number of Shares	3,007,222	2,414,835	2,474,457	2,689,674	2,645,205

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$311	$277	$262	$239	$1,089
Total expenses	311	277	262	239	1,089

Net investment loss	(311)	(277)	(262)	(239)	(1,089)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	10	16	17	(7)	36
Realized gain / (loss) on Bullion distributed for the redemption of Shares	3,446	319	186	(1,155)	2,796
Change in unrealized gain / (loss) on investment in Bullion	8,727	5,575	(20,681)	(2,420)	(8,799)
Total gain / (loss) on Bullion	12,183	5,910	(20,478)	(3,582)	(5,967)

Change in net assets from operations	$11,872	$5,633	$(20,740)	$(3,821)	$(7,056)

Net increase / (decrease) in net assets per Share	$3.93	$2.17	$(8.14)	$(1.52)	$(2.64)

Weighted average number of Shares	3,020,000	2,599,451	2,546,739	2,519,565	2,669,726

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-19 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 15, 2015, KPMG LLP replaced Deloitte & Touche LLP as the Trust’s independent registered public accounting firm to audit and report on the financial statements included in the Trust’s Form 10-K and the Trust’s 10-Qs. There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2015.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2015.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Precious Metals Basket Trust

We have audited ETFS Precious Metals Basket Trust’s (the Trust) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of the Trust, including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets and the financial highlights for the year then ended, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

February 29, 2016

Item 9B. Other Information

As a result of Christopher Foulds’ temporary incapacity as the Sponsor’s Chief Financial Officer and Treasurer, due to illness, Joseph Roxburgh served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer from November 4, 2014 to February 26, 2015.  On February 26, 2015 Mr. Foulds resumed his duties as the Sponsor’s Chief Financial Officer and Treasurer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Dr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Ltd in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $16 billion. He is also a director of ANZ ETFS Management (AUS) Limited in Australia. Previously, Dr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Dr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Dr. Tuckwell was awarded with the Degree of Doctor of Australia National University, honoris causa.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. He is also a non-executive director and the Compliance Officer of ETFS Metal Securities Limited, Gold Bullion Securities Limited, ETFS Oil Securities Limited, ETFS Commodity Securities Limited, ETFS Hedged Commodity Securities Limited, ETFS Foreign Exchange Limited, ETFS Hedged Metal Securities Limited, Swiss Commodity Securities Limited and ETFS Equity Securities Limited in Jersey. Mr. Foulds is a Chartered Accountant (FCA), having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2015, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

The following table sets forth as of December 31, 2013, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust: 9

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Charles Schwab Investment Advisory, Inc. 211 Main Street San Francisco, CA 94105	451,708	16.43%
Richard C. Young & Co., Ltd. 500 Fifth Avenue South Naples, Florida 34102	170,203	6.19%

Shares indicated as owned were reported on Schedule 13F returns filed by the companies listed above. The Trust is unable to determine whether these companies are the ultimate beneficial owners of such shares, and if they is not the ultimate beneficial owners, who such beneficial owners are.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Audit fees - KPMG	$51,167	$-
Audit fees - Deloitte	-	55,913
Audit related fees - KPMG	7,500	-
Audit related fees - Deloitte	42,000	50,350
	$100,667	$106,263

Audit Fees are fees paid to KPMG LLP and Deloitte & Touche LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-164769 on October 18, 2010

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-164769 on October 18, 2010

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-164769 on October 18, 2010

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-164769 on October 18, 2010

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-164769 on October 18, 2010

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-164769 on October 18, 2010

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

ETFS PRECIOUS METALS BASKET TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Precious Metals Basket Trust

We have audited the accompanying statement of assets and liabilities of ETFS Precious Metals Basket Trust (the Trust), including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets and the financial highlights for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of assets and liabilities, including the schedule of investments, as of December 31, 2014, and the related statements of operations for each of the years in the two-year period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for the year ended December 31, 2013, were audited by other independent registered public accountants whose report thereon, dated March 2, 2015, expressed an unqualified opinion on those financial statements and financial highlights.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of ETFS Precious Metals Basket Trust as of December 31, 2015, the results of its operations, the changes in its net assets and the financial highlights for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Precious Metals Basket Trust

New York, New York

We have audited the accompanying statement of assets and liabilities of ETFS Precious Metals Basket Trust (the "Trust"), including the schedule of investments, as of December 31, 2014, and the related statements of operations for each of the two years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for the year ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS Precious Metals Basket Trust as of December 31, 2014, the results of its operations for the each of the two years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08,Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, as discussed in Note 2.1 to the financial statements, the Trust has changed its method of accounting for investment in bullion and changed the presentation of its financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS PRECIOUS METALS BASKET TRUST

Statements of Assets and Liabilities
At December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: December 31, 2015: $105,233; December 31, 2014: $133,156)	$95,796	$133,356
Silver (cost: December 31, 2015: $56,260; December 31, 2014: $73,612)	45,699	65,115
Platinum (cost: December 31, 2015: $14,204; December 31, 2014: $19,160)	10,485	17,940
Palladium (cost: December 31, 2015: $12,580; December 31, 2014: $16,475)	9,866	17,747
Total investment in Bullion	161,846	234,158

Bullion receivable	-	3,080
Total assets	161,846	237,238

LIABILITIES
Fees payable to Sponsor	80	86
Total Liabilities	80	86

NET ASSETS (1)	$161,766	$237,152

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2015 were 3,100,000 and at December 31, 2014 were 3,850,000. Net asset value per Share at December 31, 2015 was $52.18 and at December 31, 2014 was  $61.60.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Schedules of Investments
At December 31, 2015 and 2014

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	90,182.5	$105,233	$95,796	59.22%
Silver	3,306,687.6	56,260	45,699	28.25%
Platinum	12,024.2	14,204	10,485	6.48%
Palladium	18,036.3	12,580	9,866	6.10%
Total investment in Bullion		$188,277	$161,846	100.05%
Less liabilities			(80)	(0.05)%
Net assets			$161,766	100.00%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	111,199.3	$133,156	$133,356	56.23%
Silver	4,077,306.0	73,612	65,115	27.46%
Platinum	14,826.5	19,160	17,940	7.56%
Palladium	22,239.7	16,475	17,747	7.48%
Total investment in Bullion		$242,403	$234,158	98.74%
Other assets in excess of liabilities			2,994	1.26%
Net assets			$237,152	100.00%

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Operations
For the years ended December 31, 2015,  2014 and 2013

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2015 (1)	December 31, 2014 (1)	December 31, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$937	$1,089	$1,201
Total expenses	937	1,089	1,201

Net investment loss	(937)	(1,089)	(1,201)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	(55)	36	(79)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	391	2,796	(4,010)
Change in unrealized loss on investment in Bullion	(18,186)	(8,799)	-
Realized loss on investment in Bullion	-	-	(48,858)
Total loss on Bullion	(17,850)	(5,967)	(52,947)

Change in net assets from operations	$(18,787)	$(7,056)	$(54,148)

Net decrease in net assets per Share	$(7.10)	$(2.64)	$(20.77)

Weighted average number of Shares	2,645,205	2,669,726	2,607,260

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946.    Refer to Note 2.1 for additional information.

(2)Represents audited amounts prior to the adoption of provisions for an investment company for accounting purposes.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statement of Cash Flows
For the year ended December 31, 2013

Year
Ended
December 31, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-
Cash expenses paid	-
Increase in cash resulting from operations	-

Cash and cash equivalents at beginning of year	-
Cash and cash equivalents at end of year	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$149,236

Value of Bullion distributed for redemption of Shares - at cost	$24,617

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(54,148)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Increase in investment in Bullion	(74,495)
Decrease in Bullion payable	-
Increase / (decrease) in amounts payable to Sponsor	15
Increase / (decrease) in redeemable Shares:
Creations	149,235
Redemptions	(20,607)
Net cash provided by operating activities	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$1,187

(1)

In accordance with Topic 946, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the years ended December 31, 2015 and 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2015 and 2014

	Year ended December 31, 2015 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	3,850,000	$237,152
Net investment loss		(937)
Realized gain on investment in Bullion		336
Change in unrealized loss on investment in Bullion		(18,186)
Creations	1,000,000	55,156
Redemptions	(1,750,000)	(111,755)
Closing balance at December 31, 2015	3,100,000	$161,766

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	3,950,000	$259,804
Effect of adoption of new accounting principle (see Note 2.1)		554
Net investment loss		(1,089)
Realized gain on investment in Bullion		2,832
Change in unrealized loss on investment in Bullion		(8,799)
Creations	1,850,000	114,973
Redemptions	(1,950,000)	(131,123)
Closing balance at December 31, 2014	3,850,000	$237,152

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statement of Changes in Shareholders’ Deficit
For the year ended December 31, 2013

Year
Ended
December 31, 2013 (1)
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(16,919)
Net loss for the year	(54,148)
Adjustment of redeemable Shares to redemption value	70,513
Shareholders' deficit - closing balance	$(554)

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights
For the years ended December 31, 2015 and 2014

	Year	Year
	Ended	Ended
	December 31, 2015 (1)	December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$61.60	$65.91
Income from investment operations:
Net investment loss	(0.35)	(0.41)
Total realized and unrealized gains or losses on investment in Bullion	(9.07)	(3.90)
Change in net assets from operations	(9.42)	(4.31)

Net asset value per Share at end of year	$52.18	$61.60

Weighted average number of Shares	2,645,205	2,669,726

Expense ratio	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%

Total return, net asset value	(15.29)%	(6.54)%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in Bullion at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in Bullion at the lower of cost or fair value in accordance with ASC 330.

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

1.

Presentation of the Statement of Operations for the year ended December 31, 2013 has been conformed to the current year accounting standards.  A Statement of Changes in Net Assets is required and has been presented for the years ended December 31, 2015 and 2014.

2.	A Schedule of Investments is required and is presented as of December 31, 2015 and 2014.
3.	Financial Highlights are required and is presented for the years ended December 31, 2015 and 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the years ended December 31, 2015 and 2014.  Since the adoption of the new accounting principle is prospective, the statement of cash flows for the year ended December 31, 2013 is still presented.

5.	Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2015 and 2014.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Bullion
Gold	$139,729	$139,729	$-
Silver	$83,152	$83,152	$-
Platinum	$21,057	$21,057	$-
Palladium	$15,984	$16,538	$554

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

Prior to August 15, 2014, the Trust utilized the “London Fix” for silver as its benchmark for silver valuation purposes. The London Fix for silver, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market making members of the LBMA at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants. Once the value of gold has been determined, the net asset value (the “NAV”) is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2015	December 31, 2014
Level 2
Investment in Bullion	$161,846	$234,158

There were no re-allocations or transfers between levels during the years ended December 31, 2015 and 2014.

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and as Net Assets as of December 31, 2015 and 2014.

For the year ended December 31, 2013, the Trust recorded the redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to Shareholders’ Equity.

Changes in Shares for the years ended December 31, 2015 and 2014 are presented in the Statement of Changes in Net Assets. Changes in the Shares for the year ended December 31, 2013 are set out below:

Year
Ended
December 31, 2013
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

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the years ended December 31, 2015 and 2014:

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2015
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	111,199.3	4,077,306.0	14,826.5	22,239.7	4,225,571.5
Creations	30,589.1	1,121,600.0	4,078.5	6,117.8	1,162,385.4
Redemptions	(51,145.0)	(1,875,318.5)	(6,819.3)	(10,229.0)	(1,943,511.8)
Transfers of Bullion to pay expenses	(460.9)	(16,899.9)	(61.5)	(92.2)	(17,514.5)
Closing balance	90,182.5	3,306,687.6	12,024.2	18,036.3	3,426,930.6

Investment in Bullion
Opening balance	$133,356	$65,115	$17,940	$17,747	$234,158
Creations	33,895	16,659	3,909	3,773	58,236
Redemptions	(63,671)	(32,014)	(8,176)	(7,894)	(111,755)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,404	(1,697)	(611)	295	391
Transfers of Bullion to pay expenses	(540)	(269)	(67)	(67)	(943)
Realized loss on Bullion transferred to pay expenses	(11)	(32)	(11)	(1)	(55)
Change in unrealized loss on investment in Bullion	(9,637)	(2,063)	(2,499)	(3,987)	(18,186)
Closing balance	$95,796	$45,699	$10,485	$9,866	$161,846

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2014
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	116,295.9	4,264,181.5	15,506.1	23,259.1	4,419,242.6
Creations	52,698.7	1,932,284.8	7,026.5	10,539.7	2,002,549.7
Redemptions	(57,312.5)	(2,101,456.8)	(7,641.7)	(11,462.5)	(2,177,873.5)
Transfers of Bullion to pay expenses	(482.8)	(17,703.5)	(64.4)	(96.6)	(18,347.3)
Closing balance	111,199.3	4,077,306.0	14,826.5	22,239.7	4,225,571.5

Investment in Bullion
Opening balance	$139,729	$83,152	$21,057	$16,538	$260,476
Creations	63,012	31,840	8,584	8,457	111,893
Redemptions	(71,795)	(40,304)	(10,609)	(8,415)	(131,123)
Realized (loss) / gain on Bullion distributed for the redemption of Shares	2,793	(729)	216	516	2,796
Transfers of Bullion to pay expenses	(610)	(344)	(90)	(77)	(1,121)
Realized (loss) / gain on Bullion transferred to pay expenses	27	(3)	2	10	36
Change in unrealized gain / (loss) on investment in Bullion	200	(8,497)	(1,220)	718	(8,799)
Closing balance	$133,356	$65,115	$17,940	$17,747	$234,158

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.7. Expenses /  Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of Bullion to the Sponsor.

The Trust will transfer Bullion to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.60% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears.

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

For the year ended December 31, 2015 the Sponsor’s Fee was $937,624  (December 31, 2014: $1,089,397;  December 31, 2013:  $1,201,105).

As of December 31, 2015,  $80,206 was payable to the Sponsor (December 31, 2014: $86,196).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2015, 2014 and 2013.

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

Realized gains and losses result from the transfer of Bullion for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of the Bullion transferred.

2.8. Change of Independent Registered Public Accounting Firm

On December 15, 2015, KPMG LLP replaced Deloitte & Touche LLP as the Trust’s independent registered public accounting firm to audit and report on the financial statements included in the Trust’s Form 10-K and the Trust’s 10-Qs.  The predecessor independent registered public accounting firm’s reports on the Trust’s financial statements for each of the years ending December 31, 2014 and 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the fiscal periods and through December 15, 2015, there were no disagreements between the Trust and the predecessor independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which such disagreements, if not resolved to the satisfaction of the predecessor independent registered public accounting firm, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such periods.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date:	February 29, 2015	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 29, 2015	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.