Form 10-Q
period 2016-03-31
ETFS Precious Metals Basket Trust
filed 2016-05-06
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes ☐ No ☒

As of May 4, 2016, ETFS Precious Metals Basket Trust had 2,850,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: March 31, 2016: $93,118; December 31, 2015: $105,233)	$98,814	$95,796
Silver (cost: March 31, 2016: $49,694; December 31, 2015: $56,260)	45,048	45,699
Platinum (cost: March 31, 2016: $12,529; December 31, 2015: $14,204)	10,395	10,485
Palladium (cost: March 31, 2016: $11,098; December 31, 2015: $12,580)	9,091	9,866
Total investment in Bullion	163,348	161,846

Total assets	163,348	161,846

LIABILITIES
Fees payable to Sponsor	83	80
Total Liabilities	83	80

NET ASSETS (1)	$163,265	$161,766

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2016 were 2,750,000 and at December 31, 2015 were 3,100,000.  Net asset values per Share at March 31, 2016 and December 31, 2015  were $59.37 and $52.18, respectively.

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Schedules of Investments
At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	79,882.1	$93,118	$98,814	60.52%
Silver	2,929,007.1	49,694	45,048	27.59%
Platinum	10,650.8	12,529	10,395	6.37%
Palladium	15,976.2	11,098	9,091	5.57%
Total investment in Bullion		$166,439	$163,348	100.05%
Less liabilities			(83)	(0.05)%
Net assets			$163,265	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	90,182.5	$105,233	$95,796	59.22%
Silver	3,306,687.6	56,260	45,699	28.25%
Platinum	12,024.2	14,204	10,485	6.48%
Palladium	18,036.3	12,580	9,866	6.10%
Total investment in Bullion		$188,277	$161,846	100.05%
Other assets in excess of liabilities			(80)	(0.05)%
Net assets			$161,766	100.00%

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2016 and 2015

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$241	$282
Total expenses	241	282

Net investment loss	(241)	(282)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on Bullion transferred to pay expenses	(28)	(3)
Realized (loss) / gain on Bullion distributed for the redemption of Shares	(2,721)	1,595
Change in unrealized gain on investment in Bullion	23,340	1,933
Total gain on investment in Bullion	20,591	3,525

Change in net assets from operations	$20,350	$3,243

Net increase in net assets per Share	$7.14	$1.08

Weighted average number of Shares	2,848,901	3,007,222

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statement of Changes in Net Assets
For the three months ended March 31, 2016 (Unaudited) and the year ended December 31, 2015

	Three Months Ended March 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,100,000	$161,766
Net investment loss		(241)
Realized loss on investment in Bullion		(2,749)
Change in unrealized gain on investment in Bullion		23,340
Creations	50,000	2,652
Redemptions	(400,000)	(21,503)
Closing balance at March 31, 2016	2,750,000	$163,265

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	3,850,000	$237,152
Net investment loss		(937)
Realized gain on investment in Bullion		336
Change in unrealized loss on investment in Bullion		(18,186)
Creations	1,000,000	55,156
Redemptions	(1,750,000)	(111,755)
Closing balance at December 31, 2015	3,100,000	$161,766

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2016 and 2015

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$52.18	$61.60
Income from investment operations:
Net investment loss	(0.08)	(0.09)
Total realized and unrealized gains or losses on investment in Bullion	7.27	(0.41)
Change in net assets from operations	7.19	(0.50)

Net asset value per Share at end of period	$59.37	$61.10

Weighted average number of Shares	2,848,901	3,007,222

Expense ratio (1)	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%

Total return, net asset value	13.78%	(0.81)%

(1)	Annualized for periods of less than one year.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2016 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

2.1 Basis of Accounting

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC"), Financial Services—Investment Companies (“Topic 946”) and has concluded that for reporting purposes, the Trust is classified as an Investment Company.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor, (the “Zurich Sub-Custodian”). At March 31, 2016, approximately 3% of the Trust’s platinum and 3% of the Trust’s palladium was held by the Zurich Sub-Custodian.  At March 31, 2016 no gold or silver was held by the Zurich Sub-Custodian.

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

The LME is responsible for the administration of the electronic platinum and palladium bullion price fixing system (“LMEbullion”) as well as providing electronic market clearing processes for platinum and palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion establishes and publishes fixed prices for troy ounces of platinum and palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix).

The CME Group, Inc. conducts an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”). The London Silver Price is established by the five LBMA authorized bullion banks and market makers participating in the auction.  The “London Metal Price” for silver held by the Trust is the London Silver Price.

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

The investment in Bullion is classified as a level 2 asset, as the fair value of the Trust’s investment in Bullion is calculated based upon third party pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2016	December 31, 2015
Level 2
Investment in Bullion	$163,348	$161,846

There were no transfers between levels during the period ended March 31, 2016 or the year ended December 31, 2015.

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Net Assets.  Changes in Shares are presented in the Statement of Changes in Net Assets.

2.5. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2016 and December 31, 2015.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and their respective values for the three months ended March 31, 2016 and for the year ended December 31, 2015 are set out below:

(Amounts in 000's of US$, except for ounces data)	Three Months Ended March 31, 2016
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	90,182.5	3,306,687.6	12,024.2	18,036.3	3,426,930.6
Creations	1,453.7	53,302.0	193.8	290.7	55,240.2
Redemptions	(11,626.1)	(426,288.8)	(1,550.1)	(2,325.2)	(441,790.2)
Transfers of Bullion to pay expenses	(128.0)	(4,693.7)	(17.1)	(25.6)	(4,864.4)
Closing balance	79,882.1	2,929,007.1	10,650.8	15,976.2	3,035,516.2

Investment in Bullion
Opening balance	$95,796	$45,699	$10,485	$9,866	$161,846
Creations	1,586	746	169	151	2,652
Redemptions	(12,959)	(6,047)	(1,338)	(1,159)	(21,503)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	(593)	(1,186)	(486)	(456)	(2,721)
Transfers of Bullion to pay expenses	(143)	(67)	(15)	(13)	(238)
Realized loss on Bullion transferred to pay expenses	(6)	(12)	(5)	(5)	(28)
Change in unrealized gain on investment in Bullion	15,133	5,915	1,585	707	23,340
Closing balance	$98,814	$45,048	$10,395	$9,091	$163,348

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2015
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	111,199.3	4,077,306.0	14,826.5	22,239.7	4,225,571.5
Creations	30,589.1	1,121,600.0	4,078.5	6,117.8	1,162,385.4
Redemptions	(51,145.0)	(1,875,318.5)	(6,819.3)	(10,229.0)	(1,943,511.8)
Transfers of Bullion to pay expenses	(460.9)	(16,899.9)	(61.5)	(92.2)	(17,514.5)
Closing balance	90,182.5	3,306,687.6	12,024.2	18,036.3	3,426,930.6

Investment in Bullion
Opening balance	$133,356	$65,115	$17,940	$17,747	$234,158
Creations	33,895	16,659	3,909	3,773	58,236
Redemptions	(63,671)	(32,014)	(8,176)	(7,894)	(111,755)
Realized (loss) / gain on Bullion distributed for the redemption of Shares	2,404	(1,697)	(611)	295	391
Transfers of Bullion to pay expenses	(540)	(269)	(67)	(67)	(943)
Realized (loss) / gain on Bullion transferred to pay expenses	(11)	(32)	(11)	(1)	(55)
Change in unrealized gain / (loss) on investment in Bullion	(9,637)	(2,063)	(2,499)	(3,987)	(18,186)
Closing balance	$95,796	$45,699	$10,485	$9,866	$161,846

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

For the three months ended March 31, 2016 and 2015 the Sponsor’s Fee was $241,202 and $282,229, respectively.

At March 31, 2016 and at December 31, 2015, the fees payable to the Sponsor were $83,240 and $80,206, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2016 and 2015

Unless otherwise directed by the Sponsor, when selling Bullion the Trustee will endeavor to sell at the price established by the London Metal Price for each metal held by the Trust. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such Bullion only if the sale transaction is made at the London Metal Price for each metal held by the Trust used by the Trustee to value the Trust’s Bullion. A gain or loss is recognized based on the difference between the selling price and the cost of the Bullion sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

Realized gains and losses result from the transfer of gold for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of gold transferred.

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date.  During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

The Quarter Ended March 31, 2016

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $161,765,622 at December 31, 2015 to $163,264,828 at March 31, 2016, a 0.93% increase for the quarter. The increase in the Trust’s NAV resulted primarily from  an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 13.94% during the quarter.

There was a  decrease in outstanding Shares, which fell from 3,100,000 Shares at December 31, 2015 to 2,750,000 shares at March 31, 2016, a result of 50,000 Shares (1 Basket) being created and 400,000 Shares (8 Baskets) being redeemed during the quarter.

NAV per Share increased 13.78% from $52.18 at December 31, 2015 to $59.37 at March 31, 2016. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $241,202 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $60.77 at March 17, 2016 was the highest during the quarter, compared with a low of $52.35 at January 12, 2016.

The increase in net assets from operations for the quarter ended March 31, 2016 was $20,349,021, resulting from a change in unrealized gain on investment in Bullion of $23,339,647 offset by a realized loss of $28,734 on the transfer of Bullion to pay expenses, a realized loss of $2,720,690 on Bullion distributed for the redemption of Shares, and the Sponsor’s Fee of $241,202. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2016 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the financial statements for further discussion of accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PRECIOUS METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended March 31, 2016:

1 Basket was created.

8 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
January 2016	4	200,000	0.029	1.066	0.004	0.006
February 2016	4	200,000	0.029	1.066	0.004	0.006
March 2016	-	-	-	-	-	-
	8	400,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ETFS PRECIOUS METALS BASKET TRUST

Item 6. Exhibits

(a)	Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: May 6, 2016	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.