Form 10-Q
period 2016-09-30
ETFS Precious Metals Basket Trust
filed 2016-11-04
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Yes ☐ No ☒

As of November 2, 2016, ETFS Precious Metals Basket Trust had 4,150,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: September 30, 2016: $146,543; December 31, 2015: $105,233)	$158,942	$95,796
Silver (cost: September 30, 2016: $77,851; December 31, 2015: $56,260)	85,270	45,699
Platinum (cost: September 30, 2016: $18,292; December 31, 2015: $14,204)	16,569	10,485
Palladium (cost: September 30, 2016: $16,247; December 31, 2015: $12,580)	17,355	9,866
Total investment in Bullion	278,136	161,846

Total Assets	278,136	161,846

LIABILITIES
Fees payable to Sponsor	133	80
Total Liabilities	133	80

NET ASSETS (1)	$278,003	$161,766

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2016 were 4,150,000 and at December 31, 2015 were 3,100,000.  Net asset values per Share at September 30, 2016 and December 31, 2015  were $66.99 and $52.18, respectively.

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Schedules of Investments
At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	120,183.3	$146,543	$158,942	57.17%
Silver	4,406,717.2	77,851	85,270	30.67%
Platinum	16,024.3	18,292	16,569	5.96%
Palladium	24,036.5	16,247	17,355	6.24%
Total investment in Bullion		$258,933	$278,136	100.05%
Less liabilities			(133)	(0.05)%
Net assets			$278,003	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	90,182.5	$105,233	$95,796	59.22%
Silver	3,306,687.6	56,260	45,699	28.25%
Platinum	12,024.2	14,204	10,485	6.48%
Palladium	18,036.3	12,580	9,866	6.10%
Total investment in Bullion		$188,277	$161,846	100.05%
Less liabilities			(80)	(0.05)%
Net assets			$161,766	100.00%

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statements of Operations (Unaudited)
For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$380	$212	$895	$714
Total expenses	380	212	895	714

Net investment loss	(380)	(212)	(895)	(714)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	25	(22)	(3)	(33)
Realized (loss) / gain on Bullion distributed for the redemption of Shares	-	(852)	(2,721)	392
Change in unrealized gain / (loss) on investment in Bullion	5,190	(7,421)	45,634	(9,787)
Total gain / (loss) on investment in Bullion	5,215	(8,295)	42,910	(9,428)

Change in net assets from operations	$4,835	$(8,507)	$42,015	$(10,142)

Net increase / (decrease) in net assets per Share	$1.28	$(3.44)	$13.20	$(3.86)

Weighted average number of Shares	3,765,761	2,474,457	3,182,664	2,630,220

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statement of Changes in Net Assets
For the nine months ended September 30, 2016 (Unaudited) and the year ended December 31, 2015

	Nine Months Ended September 30, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,100,000	$161,766
Net investment loss		(895)
Realized loss on investment in Bullion		(2,724)
Change in unrealized gain on investment in Bullion		45,634
Creations	1,450,000	95,725
Redemptions	(400,000)	(21,503)
Closing balance at September 30, 2016	4,150,000	$278,003

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	3,850,000	$237,152
Net investment loss		(937)
Realized gain on investment in Bullion		336
Change in unrealized loss on investment in Bullion		(18,186)
Creations	1,000,000	55,156
Redemptions	(1,750,000)	(111,755)
Closing balance at December 31, 2015	3,100,000	$161,766

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$65.08	$59.08	$52.18	$61.60
Income from investment operations:
Net investment loss	(0.10)	(0.09)	(0.28)	(0.27)
Total realized and unrealized gains or losses on investment in Bullion	2.01	(3.53)	15.09	(5.87)
Change in net assets from operations	1.91	(3.62)	14.81	(6.14)

Net asset value per Share at end of period	$66.99	$55.46	$66.99	$55.46

Weighted average number of Shares	3,765,761	2,474,457	3,182,664	2,630,220

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value (2)	2.93%	(6.13)%	28.38%	(9.97)%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2016 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

2.1 Basis of Accounting

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946,  Financial Services—Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

2.2. Valuation of Bullion

The Trust follows the provisions of ASC 820, Fair Value Measurements  (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At September 30, 2016, approximately 2% of the Trust’s platinum and 2% of the Trust’s palladium was held by the Zurich Sub-Custodian.  At September 30, 2016 no gold or silver was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2016	December 31, 2015
Level 2
Investment in Bullion	$278,136	$161,846

There were no transfers between levels during the period ended September 30, 2016 or the year ended December 31, 2015.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2016 and December 31, 2015.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and their respective values for the nine months ended September 30, 2016 and for the year ended December 31, 2015 are set out below:

(Amounts in 000's of US$, except for ounces data)	Nine Months Ended September 30, 2016
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	90,182.5	3,306,687.6	12,024.2	18,036.3	3,426,930.6
Creations	42,029.6	1,541,084.2	5,603.9	8,405.9	1,597,123.6
Redemptions	(11,626.1)	(426,288.8)	(1,550.1)	(2,325.2)	(441,790.2)
Transfers of Bullion to pay expenses	(402.7)	(14,765.8)	(53.7)	(80.5)	(15,302.7)
Closing balance	120,183.3	4,406,717.2	16,024.3	24,036.5	4,566,961.3

Investment in Bullion
Opening balance	$95,796	$45,699	$10,485	$9,866	$161,846
Creations	55,337	29,077	5,974	5,337	95,725
Redemptions	(12,959)	(6,047)	(1,338)	(1,159)	(21,503)
Realized loss on Bullion distributed for the redemption of Shares	(593)	(1,186)	(486)	(456)	(2,721)
Transfers of Bullion to pay expenses	(497)	(246)	(53)	(46)	(842)
Realized gain / (loss) on Bullion transferred to pay expenses	22	(7)	(9)	(9)	(3)
Change in unrealized gain on investment in Bullion	21,836	17,980	1,996	3,822	45,634
Closing balance	$158,942	$85,270	$16,569	$17,355	$278,136

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2015
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	111,199.3	4,077,306.0	14,826.5	22,239.7	4,225,571.5
Creations	30,589.1	1,121,600.0	4,078.5	6,117.8	1,162,385.4
Redemptions	(51,145.0)	(1,875,318.5)	(6,819.3)	(10,229.0)	(1,943,511.8)
Transfers of Bullion to pay expenses	(460.9)	(16,899.9)	(61.5)	(92.2)	(17,514.5)
Closing balance	90,182.5	3,306,687.6	12,024.2	18,036.3	3,426,930.6

Investment in Bullion
Opening balance	$133,356	$65,115	$17,940	$17,747	$234,158
Creations	33,895	16,659	3,909	3,773	58,236
Redemptions	(63,671)	(32,014)	(8,176)	(7,894)	(111,755)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,404	(1,697)	(611)	295	391
Transfers of Bullion to pay expenses	(540)	(269)	(67)	(67)	(943)
Realized loss on Bullion transferred to pay expenses	(11)	(32)	(11)	(1)	(55)
Change in unrealized loss on investment in Bullion	(9,637)	(2,063)	(2,499)	(3,987)	(18,186)
Closing balance	$95,796	$45,699	$10,485	$9,866	$161,846

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

For the three months ended September 30, 2016 and 2015 the Sponsor’s Fee was $379,826 and $211,594, respectively. For the nine months ended September 30, 2016 and 2015 the Sponsor’s Fee was $894,907 and $714,191, respectively.

At September 30, 2016 and at December 31, 2015, the fees payable to the Sponsor were $132,872 and $80,206, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015.

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

The Quarter Ended September 30, 2016

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $208,258,032 at June 30, 2016 to $278,003,094 at September 30, 2016, a 33.49% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 3,200,000 Shares at June 30, 2016 to 4,150,000 shares at September 30, 2016, a result of 950,000 Shares (19 Baskets) being created. No Shares were redeemed during the quarter.

There was also  an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 3.09% during the quarter.

NAV per Share increased 2.93% from $65.08 at June 30, 2016 to $66.99 at September 30, 2016. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $379,826 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

NAV per Share of $70.23 at August 2, 2016 was the highest during the quarter, compared with a low of $65.61 at September 1, 2016.

The increase in net assets from operations for the quarter ended September 30, 2016 was $4,834,605, resulting from a change in unrealized gain on investment in Bullion of $5,189,505 and a realized gain of $24,926 on the transfer of Bullion to pay expenses,  offset by the Sponsor’s Fee of $379,826. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2016.

The Nine Months Ended September 30, 2016

The Trust’s NAV increased  from $161,765,622 at December 31, 2015 to $278,003,094 at September 30, 2016, a 71.86% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 3,100,000 Shares at December 31, 2015 to 4,150,000 shares at September 30, 2016, a result of 1,450,000 Shares (29 Baskets) being created and 400,000 Shares (8 Baskets) being redeemed during the period and an increase in the Proportionate Price, which rose 28.95% during the period.

NAV per Share increased 28.38% from $52.18 at December 31, 2015 to $66.99 at September 30, 2016. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $894,907 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

NAV per Share of $70.23 at August 2, 2016 was the highest during the period, compared with a low of $52.35 at January 12, 2016.

The increase in net assets from operations for the period ended September 30, 2016 was $42,015,014, resulting from a change in unrealized gain on investment in Bullion of $45,633,664 offset by a realized loss of $3,053 on the transfer of Bullion to pay expenses, a realized loss of $2,720,690 on Bullion distributed for the redemption of Shares, and the Sponsor’s Fee of $894,907. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2016 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PRECIOUS METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended September 30, 2016:

19 Baskets were created.

0 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
July 2016	-	-	-	-	-	-
August 2016	-	-	-	-	-	-
September 2016	-	-	-	-	-	-
	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: November 4, 2016	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.