Form 10-K
period 2016-12-31
ETFS Precious Metals Basket Trust
filed 2017-02-27
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34917

ETFS PRECIOUS METALS BASKET TRUST

(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
405 Lexington Avenue
New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
ETFS Physical PM Basket Shares	NYSE Arca

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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2016 as reported by the NYSE Arca, Inc. on that date: $210,496,000.

As of February 22, 2017, ETFS Precious Metals Basket Trust has 4,750,000 ETFS Physical PM Basket Shares outstanding.

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

The Trust’s Shares at redeemable value increased from $161,765,622 at December 31, 2015 to $261,511,595 at December 31, 2016, the Trust’s fiscal year end. Outstanding Shares in the Trust increased  from 3,100,000 Shares at December 31, 2015 to 4,500,000 Shares at December 31, 2016.

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

The Sponsor of the registrant maintains an Internet website at www.etfsecurities.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

In this annual report, the term “ounces” refers to fine troy ounces (with respect to gold only) and troy ounces (with respect to silver, platinum and palladium).

The Gold Industry

Market Participants

The participants in the world gold market may be classified in the following sectors: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector. A brief description of each follows.

Mining and Producer Sector

This group includes mining companies that specialize in gold and silver production, mining companies that produce gold as a by-product of other production (such as a copper or silver producer), scrap merchants and recyclers.

Banking Sector

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics released by the World Gold Council, central banks are estimated to hold approximately 3,000 tonnes (when used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 20% of existing above-ground stocks. Since September 2009, the European Central Bank and 18 other central banks have operated under the Central Bank Gold Agreement (“CBGA”). The CBGA maintains a cap on lending and derivatives activities and allows a maximum level of sales of 400 tonnes per year, with an overall total of no more than 2,000 tonnes permitted during the five-year life of the CBGA.

The Investment Sector

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

World Gold Supply and Demand 2006-2015

The following table sets forth a summary of the world gold supply and demand for the period from 2006 to 2015 and is based on information reported by GFMS Ltd.

(tonnes)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Supply
Mine production	2,497	2,498	2,427	2,608	2,734	2,829	2,850	3,042	3,131	3,177
Scrap	1,189	1,029	1,387	1,764	1,744	1,705	1,701	1,303	1,158	1,165
Net Hedging Supply	(434)	(432)	(357)	(234)	(106)	18	(40)	(39)	104	21
Total Supply	3,252	3,095	3,457	4,138	4,372	4,552	4,511	4,306	4,393	4,363

Demand
Jewelry Fabrication	2,334	2,458	2,338	1,849	2,064	2,064	2,036	2,470	2,242	2,178
Industrial Fabrication	482	489	475	423	476	468	425	418	399	362
Electronics	334	341	331	291	342	339	303	296	285	254
Dental & Medical	61	58	56	53	48	43	39	36	34	32
Other Industrial	87	89	89	79	86	86	84	85	79	76
Net Official Sector	(365)	(484)	(235)	(34)	77	457	544	409	466	437
Retail Investment	429	437	924	844	1,231	1,572	1,356	1,790	1,101	1,105
Bars	237	237	667	561	944	1,245	1,050	1,408	851	847
Coins	192	200	257	283	287	326	305	382	251	259
Physical Demand	2,880	2,900	3,502	3,082	3,848	4,561	4,361	5,087	4,208	4,082

Physical Surplus/Deficit	372	195	(45)	1,056	524	(9)	150	(781)	185	281

ETF Inventory Build	260	253	321	623	382	185	279	(880)	(157)	(125)
Exchange Inventory Build	32	(10)	34	39	54	(6)	(10)	(98)	1	(49)
Net Balance	80	(48)	(400)	394	88	(188)	(119)	197	341	455

Source: GFMS

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilised. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of about 2.8% per annum, increasing 2% in 2015. Of the three sources of supply, mine production accounts for nearly 73% of total supply in 2015. Recycled gold volumes have ranged from 1,029 tonnes to 1,764 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand however jewelry’s contribution to demand has fallen from 85% in 2006 to 53% of demand in 2015. Industrial demand has been relatively constant, contributing between 8% to 17% of total demand.

Exchange traded product inventory build had seen strong growth until 2009, more than doubling between 2006 and 2009, before tapering and eventually seeing outflows between 2013 and 2015 as the price of gold fell by a cumulative 37% in those years. During the 2013 price crash, when prices declined by 28%, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from January 2007 to January 2017:

$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
Spot Gold Price

Source: Bloomberg, ETF Securities. Chart data from 01/01/07 to 01/31/17.

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, and the low level of forward selling by mining companies have all contributed to the increase in the gold price between 2004 and 2011. The gold price peaked at US$1,900 per ounce in September 2011 as successive Euro leader summits, bailouts and bond stability funds failed to staunch both sovereign debt and banking sector solvency concerns in Europe. 2016 proved to be a stellar year for gold rising 8.4%, ending 3 years of negative price returns. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016. There was a complete reversal in investor flows and sentiment despite weaker fundamental demand from India and China and macro hurdles such as a spike in nominal interest rates and the U.S. Dollar following the US presidential election results. Low real interest rates, tepid economic growth, and rising policy uncertainty were key tailwinds for gold that sparked a return of investor interest.

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

The Official Sector.

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to GFMS Limited in World Silver Survey 2016, at the end of 2015, government held silver bullion stocks totalling 89 million ounces.

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

World Silver Supply and Demand 2006-2015

The following table sets forth a summary of the world silver supply and demand for the period from 2006 to 2015 and is based on information reported by the World Silver Survey 2016.

(millions of ounces)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Supply
Mine Production	643	668	685	717	723	758	791	824	868	887
Net Government Sales	79	43	31	16	44	12	7	8	-
Scrap	207	204	202	201	228	262	256	192	168	146
Net Hedging Supply	(12)	(24)	(9)	(17)	50	12	(47)	(35)	17	8
Total Supply	917	890	909	917	1,045	1,043	1,007	989	1,053	1,041

Demand										6
Jewelry	175	182	178	177	190	188	185	218	224	227
Coins & Bars	51	56	192	92	144	201	161	242	236	292
Silverware	62	60	58	53	52	47	44	59	61	63
Industrial Fabrication	649	661	657	543	650	676	615	619	611	589
Electrical & Electronics	242	263	272	227	301	291	267	266	263	247
Brazing Alloys & Solders	55	58	62	54	61	63	61	63	66	61
Photography	142	117	98	76	68	61	54	51	49	47
Photovoltaic	-	-	-	-	-	76	63	63	63	78
Ethylene Oxide	7	8	7	5	9	6	5	8	5	10
Other Industrial	203	215	218	180	212	179	166	169	165	146
ETP Inventory Build	127	55	101	157	130	(24)	55	3	2	(18)
Exchange Inventory Build	(9)	22	(7)	(15)	(7)	12	62	9	(9)	0
Total Demand	1,054	1,036	1,179	1,006	1,158	1,101	1,122	1,149	1,125	1,153

Net Balance	(137)	(146)	(271)	(89)	(113)	(58)	(116)	(160)	(71)	(112)

Source: World Silver Survey 2016

The following are some of the main characteristics of the silver market illustrated by the table:

Like gold, silver has also been used as a currency in the past. However, the main differences between gold and silver is that 53% of gold is used for jewelry and 51% of silver fabrication demand is industrial uses.

New mine production accounts for approximately 85% of total silver supply. Recycled silver accounts for around 14% of total supply in 2015, down 25% in 2012 as declining prices discouraged scrap selling. Government sales have not contributed to supply in the past two years and net hedging made less than 1% contribution to total supply in 2015.

Industrial applications and jewelry demand accounted for over 70% of total demand in 2015. Photography has been taking a lower share of overall silver demand falling from 13% in 2006 to 4% in 2015, while all other industrial applications have remained in the range of 47% to 56% over the past 10 years. Jewelry and silverware have remained relatively constant at 220 to 290 million ounces per annum. Investment in coins and bars have grown four-fold in the past 10 years rising from 51 million ounces in 2006 to 292 million ounces in 2015.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from January 2007 to January 2017 and is based on information provided by Bloomberg:

$60
$50
$40
$30
$20
$10
$-
US$/oz
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
Spot Silver Price

Source: Bloomberg, ETF Securities. Chart data from 01/01/07 to 01/31/17.

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44 per ounce, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011. In 2016 silver prices rose 14.9% driven by its correlation to gold.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 80% of platinum and palladium mine supply in 2015.

Platinum

World Platinum Supply and Demand 2006-2015

The following table sets forth a summary of the world platinum supply and demand from 2006 to 2015 and is based on information reported by Johnson Matthey, Platinum 2016 Report.

(thousands of ounces)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Supply
South Africa	5,295	5,070	4,515	4,635	4,635	4,860	4,110	4,208	3,547	4,571
Russia	920	915	805	785	825	835	801	736	700	670
North America	345	325	325	260	200	350	306	318	339	318
Zimbabwe	165	170	180	230	280	340	337	410	401	401
Others	105	120	115	115	110	100	126	163	156	149
Total Supply	6,830	6,600	5,940	6,025	6,050	6,485	5,680	5,835	5,143	6,109

Demand by Application
Autocatalyst	3,905	4,145	3,655	2,185	3,075	3,185	3,158	3,020	3,120	3,267
Chemical	395	420	400	290	440	470	452	528	523	567
Electrical	360	255	230	190	230	230	176	218	225	229
Glass	405	470	315	10	385	515	153	90	212	160
Investment	(40)	170	555	660	655	460	450	871	277	451
Jewelry	2,195	2,110	2,060	2,810	2,420	2,475	2,783	3,028	2,897	2,829
Medical & Biomedical	250	230	245	250	230	230	223	214	213	215
Petroleum	180	205	240	210	170	210	112	159	165	139
Other	240	265	290	190	300	320	395	433	438	439
Total Gross Demand	7,890	8,270	7,990	6,795	7,905	8,095	7,902	8,561	8,070	8,296

Recycling
Autocatalyst	(860)	(935)	(1,130)	(830)	(1,085)	(1,240)	(1,120)	(1,206)	(1,282)	(1,127)
Electrical	-	-	(5)	(10)	(10)	(10)	(22)	(24)	(27)	(29)
Jewelry	(555)	(655)	(695)	(565)	(735)	(810)	(895)	(790)	(762)	(574)
Total Recycling	(1,415)	(1,590)	(1,830)	(1,405)	(1,830)	(2,060)	(2,037)	(2,020)	(2,071)	(1,730)

Total Net Demand	6,475	6,680	6,160	5,390	6,075	6,035	5,865	6,541	5,999	6,566

Movements in Stocks	355	(80)	(220)	635	(25)	450	(185)	(706)	(856)	(457)

Source: Johnson Matthey PGM Market Report 2016

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 70% of total mine supply over the past five years. Russia is the second largest supplier of platinum. Its share of world mine production has remained steady at around 14% of total mine supply over the past ten years. Recovery of platinum from autocatalysts is the other main source of supply and provided around 14% of total supply in 2015. This source of supply increases along with autocatalyst production.

Over the past decade, jewelry demand for platinum peaked at 41% of total demand in 2009. Jewelry demand has since declined to 35% total demand in 2014. Autocatalyst demand for platinum accounted for around 40% of total demand in 2014, at around its 5-year average. Investment demand accounted for 5% of the total in 2015,  up from 3% in the previous year, but down from 10% in 2013.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements.

The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from January 2007 to January 2017 and is based on information provided by Bloomberg.

$2,500
$2,000
$1,500
$1,000
$500
$-
US$/oz
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
Spot Platinum Price

Source: Bloomberg, ETF Securities. Chart data from 01/01/07 to 01/31/17.

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 per ounce in March to a low of $814 per ounce at the end of October 2008) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum and palladium continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 per troy ounce in June to a low of $1,369 per troy ounce in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recovering from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 70% of world’s supply of platinum.  A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply.  However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. This pessimism was exacerbated by the fraud at Volkswagen that affected mainly diesel cars. Platinum rose 1.2% in 2016 to $903.5 per ounce reaching a 2016 high of $1183 per ounce in August.

Palladium

World Palladium Supply and Demand 2006-2015

The following table sets forth a summary of the world palladium supply and demand for the period from 2006 to 2015 and is based on information reported by Johnson Matthey, Palladium 2016 Report.

(thousands of ounces)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Supply
South Africa	2,775	2,765	2,430	2,370	2,640	2,560	2,359	2,465	2,125	2,684
Russia
Primary	3,220	3,050	2,700	2,675	2,720	2,705	2,627	2,628	2,589	2,434
Stock Sales	700	1,490	960	960	1,000	775	260	100	-	-
North America	985	990	910	755	590	900	811	831	912	864
Zimbabwe	135	135	140	180	220	265	266	322	327	320
Others	135	150	170	160	185	155	162	152	150	142
Total Supply	7,950	8,580	7,310	7,100	7,355	7,360	6,485	6,498	6,103	6,444

Demand by Application
Autocatalyst	4,015	4,545	4,465	4,050	5,580	6,155	6,673	7,051	7,500	7,655
Chemical	440	375	350	325	370	440	524	490	408	481
Dental	620	630	625	635	595	540	510	457	468	475
Electrical	1,495	1,550	1,370	1,370	1,410	1,375	1,190	1,070	1,014	950
Investment	50	260	420	625	1,095	(565)	467	(8)	943	(659)
Jewelry	1,140	950	985	775	595	505	442	354	272	225
Other	85	85	75	70	90	110	104	109	111	133
Total Gross Demand	7,845	8,395	8,290	7,850	9,735	8,560	9,910	9,523	10,716	9,260

Recycling
Autocatalyst	(805)	(1,015)	(1,140)	(965)	(1,310)	(1,695)	(1,675)	(1,905)	(2,189)	(1,939)
Electrical	(290)	(315)	(345)	(395)	(440)	(480)	(443)	(463)	(474)	(475)
Jewelry	(135)	(235)	(130)	(70)	(100)	(210)	(194)	(157)	(89)	(46)
Total Recycling	(1,230)	(1,565)	(1,615)	(1,430)	(1,850)	(2,385)	(2,312)	(2,525)	(2,752)	(2,460)

Total Net Demand	6,615	6,830	6,675	6,420	7,885	6,175	7,598	6,998	7,964	6,800

Movements in stocks	1,335	1,750	635	680	(530)	1,185	(1,113)	(500)	(1,861)	(356)

Source: Johnson Matthey PGM Market Report 2016

The following are some of the main characteristics of the palladium market illustrated by the table:

In 2015, South Africa overtook Russia as the main mine supplier of palladium. South Africa produced 42% of world mine supply in 2015 while Russia produced 38%. Over the past 10 years South Africa has produced 35% of mine supply compared to 47% from Russia. North America contributes approximately 13% to mine supply. Recovery of palladium has increased more than double over the past ten years to account for over 20% of overall supply at the end of 2015.

Autocatalysts are the largest component of palladium demand, representing over 80% of total demand in 2015. Jewelry demand for palladium contributed 2% of total demand in 2015, down from 15% in 2006. Other industrial demand (electronics, dentistry and chemical) has fallen from 33% of total demand in 2006 to 21% of total demand in 2015. Net selling by investors contributed to supply rather than demand in 2015.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from January 2007 to January 2017 and is based on information provided by Bloomberg:

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
US$/oz
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
Spot Palladium Price

Source: Bloomberg, ETF Securities. Chart data from 01/01/07 to 01/31/17.

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579 per ounce in February 2008 to $173 per ounce in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand in addition to increasing emission controls. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012. Palladium rose to a 13 year high of $907 per ounce in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was the top performer of the precious metals complex through the close of 2016 as it rose 21% this year ending at $681 per ounce. Given palladium’s demand is most sensitive to the industrial production cycle palladium may see further support along with industrial metals in anticipation of a rise in US infrastructure spending and recovery in global growth. Expected continued supply deficits, growing demand, and drawdowns in above ground stocks have kept the market balance for palladium favorable.

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

For gold and silver, market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The thirteen market-making members of the LBMA are: BNP Paribas SA, Citibank N.A. (through its London Branch), HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, ICBC Standard Bank, JPMorgan Chase Bank, The Bank of Nova Scotia-ScotiaMocatta, Société Générale, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG.

For platinum and palladium, five market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM, are currently participating in the London Metal Exchange Fix (“LME Fix”). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

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

In the OTC market for gold, the standard size of trades between market makers ranges between 5,000 and 10,000 ounces. Bid-offer spreads are typically 50 US cents per ounce. Certain dealers are willing to offer clients competitive prices for much larger volumes, including trades over 100,000 ounces, although this will vary according to the dealer, the client and market conditions, as transaction costs in the OTC market are negotiable between the parties and therefore vary widely. Cost indicators can be obtained from various information service providers as well as dealers.

In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces.

In the OTC market for platinum and palladium, the standard size of trades between market makers is 1,000 ounces.

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the Bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”), a designated contract market within the CME Group. This period lasts for approximately four hours each New York business day morning.

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

On March 20, 2015,  ICE Benchmark Administration (“IBA”) began administering the operation of an “equilibrium auction,” which is an electronic, tradable and auditable, over-the-counter auction market with the ability to settle trades in US Dollars (“USD”), euros or British Pounds for LBMA-authorized participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading. IBA’s equilibrium auction is the gold valuation replacement selected by the LBMA for the London gold fix previously determined by the London Gold Market Fixing Ltd. that was discontinued on March 19, 2015. IBA’s equilibrium auction, like the previous gold fixing process, establishes and publishes fixed prices for troy ounces of gold twice each London trading day during fixing sessions beginning at 10:30 a.m. London time (the LBMA AM Gold Price) and 3:00 p.m. London time (the LBMA PM Gold Price).

Daily during London trading hours the LBMA AM Gold Price and the LBMA PM Gold Price each provide reference gold prices for that day’s trading. Many long-term contracts will be priced either on the basis of the LBMA AM Gold Price or the LBMA PM Gold Price, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The LBMA AM Gold Price and the LBMA PM Gold Price, determined according to the methodologies of IBA and disseminated electronically by IBA to selected major market data vendors, such as Thomson Reuters and Bloomberg, are widely used benchmarks for daily gold prices and are quoted by various financial information sources as the London gold fix was previously. The Trust values its gold on the basis of the LBMA PM Gold Price.

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that will clear the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid is generated by the auction chairman, who is an employee of IBA; the auction chairman also submits the subsequent opening bids if need be. IBA has indicated that at some point in the future they may switch to an electronic algorithm based method for obtaining opening and subsequent bid prices. There are currently thirteen gold participants (BNP Paribas SA, Citibank N.A. (through its London Branch),  HSBC Bank USA, N.A. (London Branch), Goldman Sachs International,  ICBC Standard Bank, JPMorgan Chase Bank, The Bank of Nova Scotia–ScotiaMocatta, Société  Générale, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens. As the IBA electronic gold auction market develops, IBA expects to admit additional gold participants to the order submission process. Once the LBMA PM Gold Price, which is calculated in U.S. Dollars, is established, IBA disseminates that day’s LBMA PM Gold Price to the markets and to selected major market data vendors, such as Thomson Reuters and Bloomberg.

The IBA auction process begins with a notice of an auction round issued to gold participants before the commencement of the auction round stating a gold price in U.S. Dollars, determined by the auction chairman, at which the auction round will be conducted. An auction round lasts 30 seconds. Gold participants electronically place bid and offer orders at the round’s stated price and indicate whether the orders are for their own account or for the account of clients. Aggregate bid and offer volume will be shown live on WebICE, providing a level playing field for all participants.

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

The LBMA PM Gold Price and all bid and offer order information for all auction rounds become publicly available electronically via IBA instantly after the conclusion of the equilibrium auction. Since April 1, 2015, the LBMA Gold Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”). IBA also has an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and IBA. The Oversight Committee allows the LBMA to continue to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. Additionally, IBA watches over the price discovery process for the LBMA Gold Price and ensures that it meets the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

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

The term “loco London” silver refers to silver physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Silver bars meeting these requirements are described in this prospectus from time to time as “Silver Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A Silver Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. A Silver Good Delivery Bar must contain between 750 troy ounces and 1,100 troy ounces of silver with a minimum fineness (or purity) of 999.0 parts per 1,000. A Silver Good Delivery Bar must also bear the stamp of one of the refiners who are on the LBMA-approved list. Unless otherwise specified, the silver spot price always refers to that of a Silver Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

Since August 15, 2014, CME Group, Inc. (“CME Group”) conducts an “equilibrium auction” once daily during London trading hours among LBMA-authorized participating silver bullion banks or market makers (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “LBMA Silver Price” (RIC Code: “LDNXAG”). Many long-term contracts will be priced on the basis of the LBMA Silver Price, and market participants will usually refer to this price when looking for a basis for valuations. The LBMA Silver Price, determined according to the methodologies of CME Group and disseminated by Thomson Reuters, is the silver valuation replacement selected by the LBMA for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014.  The LBMA Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

CME Group has established an electronic, over-the-counter, auction market for silver participants that determines the LBMA Silver Price over one or more auction rounds that begin at 12:00 noon London time each London business day. The LBMA Silver Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of Silver Good Delivery Bars that will clear the maximum amount of bids and offers for silver entered by order-submitting silver participants each day. There are seven silver participants who are authorized to submit orders on the CME Group electronic system:  HSBC Bank USA, N.A. (through its London branch), JPMorgan Chase Bank, The Bank of Nova Scotia‑ScotiaMocatta, the Toronto-Dominion Bank, China Construction Bank, Morgan Stanley and UBS AG. As the CME Group electronic silver auction market develops, CME Group expects to admit additional silver participants to the order submission process.  Once the LBMA Silver Price, which is calculated in U.S. Dollars, is established, Thomson Reuters disseminates that day’s LBMA Silver Price to the markets and other market data providers such as Bloomberg via the Thomson Reuters Eikon and Elektron systems.

The CME Group auction process begins with a notice of an auction round issued to silver participants before the commencement of the auction round stating a silver price in U.S. Dollars at which the auction round will be conducted. An auction round lasts 30 seconds. Silver participants electronically place bid and offer orders at the round’s stated price and indicate whether the orders are for their own account or for the account of clients. All auction round order information other than the identity of those placing orders is displayed electronically in real time for all silver participants. The CME Group system administrator will observe all auction round bid and offer order information, including the identity of those submitting orders. As long as the auction is open, silver participants may alter, change or withdraw their orders.

At the end of the auction round, the CME Group system evaluates the equilibrium of the bid and offer orders submitted. If bid and offer orders indicate an imbalance outside of acceptable tolerances established for the CME Group system (e.g., too many purchase orders submitted compared to sell orders or vice versa), a CME Group system algorithm calculates a new auction round price principally based on the volume weighting of bid and offer orders submitted in the immediately completed auction round. For instance, if the order imbalance indicates that purchase orders (bids) outweigh sales orders (offers) then the new auction round price will be increased over that used in the prior auction round. Likewise, the new auction round price will be decreased from the prior round’s price if offers outweigh bids. To clear the imbalance, the CME Group system then issues another notice of auction round to silver participants at the newly calculated price. During this next 30 second auction round, silver participants again submit orders, and after it ends, the CME system evaluates for order imbalances. If order imbalances persist, a new auction price is calculated and a further auction round will occur. This auction round process continues until an equilibrium within specified tolerances is determined to exist. Once the CME Group system determines that orders are in equilibrium within system tolerances, the auction process ends and the equilibrium auction round price becomes the LBMA Silver Price.

The LBMA Silver Price becomes publicly available electronically via Thomson Reuters instantly after the conclusion of the equilibrium auction. The CME Group system also simultaneously matches bid and offer orders from the equilibrium auction for bilateral settlement among the silver participants. Orders reflecting any imbalance between bids and offers that are within the CME Group system tolerances are then allocated to the first tier participants for settlement.

With effect from May 16, 2016, the CME Group implemented changes to the methodology used to establish the LBMA Silver Price which are as follows:

•

Introducing a blind auction: Only prices will be visible during each round; the aggregate bid and offer volumes will no longer be disclosed during each auction round. Once each auction round has ended, aggregate buy and sell volumes will be publicly available.

•

Allocating the imbalance amount in the auction among participants: The LBMA Silver Price is established when the auction is determined as balanced, (i.e., at the end of a round, the total of buy and sell orders are within a predefined threshold). In the event that there is an imbalance when the auction is complete, the amount required to balance the buy and sell orders (i.e., the imbalance amount) will be shared equally among all registered participants of the auction, even if a participant has not placed an order in the auction for that day.

•

Increasing the imbalance tolerance: In exceptional circumstances, CME Group as the calculation agent can increase the imbalance threshold during an auction, within an approved range, to establish the LBMA Silver Price and settle the auction.

The LBMA Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the equilibrium auction. The CME Group’s LBMA Silver Price electronic auction methodology is similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the LBMA Silver Price has several advantages over the previous London silver fix. The LBMA Silver Price auction process is fully transparent in real time to the silver participants and, at the close of each equilibrium auction, to the general public. The LBMA Silver Price auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the LBMA Silver Price’s audit trail and active, real time surveillance of the auction process by the CME Group system administrator combined with silver participants’ agreement to abide by CME Group silver market rules and Thomson Reuters code of conduct add deterrents against manipulative and abusive conduct in establishing each day’s LBMA Silver Price

Since August 15, 2014, the Sponsor determined that the London silver fix, which ceased to be published as of that date, would be an inappropriate basis for valuing silver bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA Silver Price is an appropriate alternative for determining the value of the Trust’s silver each trading day.  The Sponsor also determined that the LBMA Silver Price will fairly represent the commercial value of silver bullion held by the Trust and that the “Benchmark Price” (as defined in the Trust Agreement) as of any day will be the LBMA Silver Price for such day.

Futures Exchanges

The most significant silver futures exchanges are the COMEX and the TOCOM. Futures exchanges seek to provide a neutral, regulated marketplace for the trading of derivatives contracts for commodities. Futures contracts are defined by the exchange for each commodity. For each commodity traded, this contract specifies the precise quality and quantity standards. The contract’s terms and conditions also define the location and timing of physical delivery.

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

Platinum is traded generally on a “loco Zurich” basis, meaning the precious metal is physically held in vaults in Zurich or is transferred into accounts established in Zurich. As of September 1, 2009, platinum began trading on a “loco London” basis as well, meaning the precious metal is physically held in vaults in London or is transferred into accounts established in London. The basis for settlement and delivery of a loco Zurich spot trade is payment (generally in U.S. Dollars) two business days after the trade date against delivery. Delivery of the platinum can either be by physical delivery or through the clearing systems to an unallocated account.

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams is equivalent to 32.1507465 troy ounces, and one troy ounce is equivalent to 31.1034768 grams. A good delivery platinum plate or ingot is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Platinum Plate or Ingot”). A Good Delivery Platinum Plate or Ingot must contain between 32 and 192 troy ounces of platinum with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The platinum content of a platinum Good Delivery Platinum Plate or Ingot is calculated by multiplying the gross weight by the fineness of the plate or ingot. A Good Delivery Platinum Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the platinum spot price always refers to the “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

Since December 1, 2014, the London Metal Exchange (“LME”) has been administering the operation of an electronic platinum bullion price fixing systems (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

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

The LME PM Fix results from LMEbullion.    Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Five LPPM members are currently participating in establishing the LME PM Fix (BASF Metals Limited, Goldman Sachs International, HSBC Bank USA NA, Johnson Matthey plc and Standard Bank plc). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

Commencing December 1, 2014, the Sponsor determined that the London platinum fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day.  The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day will be the LME PM Fix for such day.

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

Palladium is traded generally on a “loco Zurich” basis, meaning the precious metal is physically held in vaults in Zurich or is transferred into accounts established in Zurich. As of September 1, 2009, palladium began trading on a “loco London” basis as well, meaning the precious metal is physically held in vaults in London or is transferred into accounts established in London. The basis for settlement and delivery of a loco Zurich spot trade is payment (generally in U.S. Dollars) two business days after the trade date against delivery. Delivery of the palladium can either be by physical delivery or through the clearing systems to an unallocated account.

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce equals 31.1034768 grams. A good delivery palladium plate or ingot on the LPPM-approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Palladium Plate or Ingot”). A Good Delivery Palladium Plate or Ingot must contain between 32 and 192 troy ounces of palladium with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The palladium content of a Good Delivery Palladium Plate or Ingot is calculated by multiplying the gross weight by the fineness of the plate or ingot. A Good Delivery Palladium Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the palladium spot price always refers to that of “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

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

The LME PM Fix results from LMEbullion.    Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Five LPPM members are currently participating in establishing the LME PM Fix (BASF Metals Limited, Goldman Sachs International, HSBC Bank USA NA, Johnson Matthey plc and Standard Bank plc). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

Market Regulation

The global gold, silver, platinum and palladium markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA and the LPPM, falls under the authority of the FCA as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of physical gold, silver, platinum and palladium in the proportions held by the Trust, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca,  COMEX and the London and Zurich bullion markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global bullion market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

Once the value of the Bullion has been determined, the Trustee will subtract all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the Bullion and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the adjusted net asset value (“ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

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

The Sponsor’s Fee for the year ended December 31, 2016 was $1,283,558  (December 31, 2015: $937,624;  December 31, 2014: $1,089,397).

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

On any business day, an Authorized Participant may place an order with the Trustee to purchase one or more Baskets. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. A purchase order so received is effective on the date it is received in satisfactory form by the Trustee. By placing a purchase order, an Authorized Participant agrees to deposit Bullion with the Trust, as described below. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order (as explained under “Creation and Redemption Transaction Fee” below).

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

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at c/o Ordnance House, 31 Pier Road, St. Helier, Jersey JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s Bullion. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2016.

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

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of Shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

The Custodian, as instructed by the Trustee, is authorized to accept, on behalf of the Trust, deposits of Bullion in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates Bullion deposited in unallocated form with the Trust by selecting bars of gold or silver or plates or ingots of platinum or palladium for deposit to the Trust Allocated Account or, with respect to platinum or palladium to be held in Zurich, require the Zurich Sub-Custodians to allocate platinum or palladium deposited in unallocated form with the Trust by selecting plates or ingots of platinum or palladium for deposit for the benefit of the Trust Allocated Amount. All physical gold and silver allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA. All physical platinum and palladium allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM.

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

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

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

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata share of the Trust’s income, if any, and as if they directly incurred their respective pro rata share of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of bullion to the Trust in exchange for the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the bullion held by the Trust are the same as its tax basis and holding period for the Bullion delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

When the Trust sells or transfers precious metal, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the precious metal that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share or any precious metal sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Shares of all of the precious metal held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of precious metal sold, and the denominator of which is the total amount of the precious metal held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the Bullion remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the precious metal that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the precious metal held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying precious metal represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the precious metal received in the redemption generally will be the same as the Shareholder’s tax basis for the Shares redeemed. The Shareholder’s holding period with respect to the Bullion received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the precious metal received by the Shareholder will be a taxable event.

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

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying bullion for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.  In recent administrative guidance, the IRS stated that it will no longer issue rulings under Code section 851(b) relating to the determination of whether or not an instrument or position is a “security”, but, instead, intends to defer to guidance from the SEC for such determination.

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

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not a  U.S.  person in order to avoid the backup withholding tax.

The amount of any backup withholding tax will be allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Income Taxation of Non-US Shareholders

The Trust does not expect to generate taxable income except for gains (if any) upon the sale of precious metal. A Non-US Shareholder generally is not subject to US federal income tax with respect to gains recognized upon the sale or other disposition of Shares, or upon the sale of precious metal by the Trust, unless (1) the Non-US Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-US Shareholder of a trade or business in the United States.

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, only Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) (“Tax Qualified Account”) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible.   The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded Shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or Tax Qualified Account participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or Tax Qualified Account to the IRA owner or Tax Qualified Account participant, or if any precious metal is received by such IRA or Tax Qualified Account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402. Accordingly, potential IRA or Tax Qualified Account investors are urged to consult with their own professional advisors concerning the treatment of an investment in Shares under Code section 408(m).

Item 1A. Risk Factors

Shareholders should consider carefully the risks described below before making an investment decision. Shareholders should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

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

Global supply and demand for gold is influenced by such factors as jewelry demand, investment demand, import taxes, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, Russia and the United States. Global supply and demand for silver is influenced by general changes in economic conditions, such as a recession or other economic downturn, because of the wide use of silver in a range of industrial applications. Recycling, jewelry demand and investment demand are also important drivers of silver supply and demand. Global platinum supply is influenced by such factors as production and cost levels in major platinum-producing countries, such as South Africa, which accounted for over 70% of the world’s total platinum mine supply over the past five years. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand. Global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries such as South Africa and Russia. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past eight years and could potentially soon be exhausted, placing a higher burden on new mine supply.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2005 and 2015, world platinum mine supply averaged 6.1 million ounces and world palladium mine supply averaged 7.1  million ounces. In 2015,  mine supply measured 6.1 million ounces of platinum and 6.4 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that the metal holdings of the Trust will have a similar impact or have no long-term metal price impact thereby affecting Share trading prices.

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

The LBMA PM Gold Price may prove unreliable.

Since March 20, 2015, the Sponsor has utilized the LBMA PM Gold Price as the benchmark price for valuing gold held, received or delivered by the Trust.  Prior to March 20, 2015, the Trust utilized the London PM Fix (as defined below) as its benchmark for valuation purposes. The London fix for gold (the “London gold fix”), which the London Gold Market Fixing Ltd. discontinued on March 19, 2015, was the twice daily fix of the price of a troy ounce of gold which was established and published during fixing sessions beginning at 10:30 a.m. London time (the “London AM Fix”) and 3:00 p.m. London time (the “London PM Fix”). The London gold fix was performed in London by the four members of the London gold fix, on each London business day and was widely accepted among gold market participants. The LBMA PM Gold Price, and the mechanism for its establishment, has a limited operating history and may, among other things:

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

The LBMA Silver Price may prove unreliable.

Since August 15, 2014, the Trust has utilized the LBMA Silver Price as the benchmark price for valuing silver held, received or delivered by the Trust.  Prior to August 15, 2014, the Trust utilized the London silver fix as its benchmark for valuation purposes. The London silver fix, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market members of the London Bullion Market Association at approximately 12:00 noon, London time, on each working day and was widely accepted among silver market participants. The LBMA Silver Price, and the mechanism for its establishment, have a limited operating history and may, among other things:

•	not behave over time like the London silver fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London silver fix;
•	result in delays or errors in the determination of a daily benchmark price of silver;
•	not be as widely accepted as the London silver fix; or
•	otherwise prove unreliable.

If the LBMA Silver Price is unreliable for any reason, the price of silver and the market price for the Shares may decline or be subject to greater volatility.

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

Regulatory activity or lawsuits with respect to the historical methods of setting the prices of gold, silver, platinum and palladium, which were used prior to the adoption of the LBMA PM Gold Price in March 2015, the LBMA Silver Price in August 2014 and the LME PM Fix in December 2014, may impact market confidence in the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix.

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last two years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals).

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the prices of the underlying bullion may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of Bullion to and by the Custodian) encounter any unanticipated difficulties, including, but not limited to, the Trust’s inability in the future to obtain regulatory approvals for the offer and sale of additional Shares after its present offering is completed, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the prices of the underlying Bullion may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the prices of the underlying Bullion and may fall.

The liquidity of the Shares may be affected by the withdrawal from participation of one or more Authorized Participants.

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on the Exchange withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, shareholders will not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the National Futures Association (“NFA”). Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

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

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 40% of the global demand in platinum and 80% of the global demand in palladium in 2015.  Reduced automotive industry sales may result in a decline in autocatalyst demand.  A continued contraction in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

The amount of Bullion represented by each Share will decrease over the life of the Trust due to the recurring deliveries of Bullion necessary to pay the Sponsor’s Fee in-kind and potential sales of Bullion to pay in cash the Trust expenses not assumed by the Sponsor. Without increases in the prices of gold, silver, platinum and palladium sufficient to compensate for that decrease, the price of the Shares will also decline proportionately over the life of the Trust.

The amount of Bullion represented by each Share decreases each day by the Sponsor’s Fee.  In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust, in exceptional cases certain Trust expenses may need to be paid by the Trust.  Because the Trust does not have any income, it must either make payments in-kind by deliveries of Bullion (as is the case with the Sponsor’s Fee) or it must sell Bullion to obtain cash (as in the case of any exceptional expenses).  The result of these sales of Bullion and recurring deliveries of Bullion to pay the Sponsor’s Fee in-kind is a decrease in the amount of Bullion represented by each Share.  New deposits of Bullion, received in exchange for new Baskets issued by the Trust, will not reverse this trend.

A decrease in the amount of Bullion represented by each Share results in a decrease in each Share’s price even if the prices of gold, silver, platinum and palladium do not change.  To retain the Share’s original price, the prices of gold, silver, platinum and palladium must increase.  Without that increase, the lesser amount of Bullion represented by the Share will have a correspondingly lower price.  If these increases do not occur, or are not sufficient to counter the lesser amount of Bullion represented by each Share, Shareholders will sustain losses on their investment in Shares.

An increase in Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will require the Trustee to sell larger amounts of Bullion, and will result in a more rapid decrease of the amount of Bullion represented by each Share and corresponding decrease in its value.

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

The liability of the Custodian is limited under the Custody Agreements. Under the agreements between the Trustee and the Custodian which establish the Trust’s unallocated Bullion account (“Unallocated Account Agreement”) and the Trust’s allocated Bullion account (“Allocated Account Agreement”), the Custodian is only liable for losses that are the direct result of its own negligence, fraud or wilful default in the performance of its duties. Any such liability is further limited to the market value of the Bullion lost or damaged at the time such negligence, fraud or wilful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or wilful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or wilful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another Bullion clearing bank, the liability of the Bullion clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian, any Zurich Sub-Custodian, or any other sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

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

Under the Allocated Account Agreement, described in “Description of the Custody Agreements”, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are (1) for all Bullion, ICBC Standard Bank plc, The Bank of Nova Scotia – ScotiaMocatta and HSBC Bank plc, (2) in London only for gold only, the Bank of England (3) in London and Zurich for all Bullion, Union Bank of Switzerland (“UBS”), Brinks Global Services Inc. (4) in London only for silver only, Via Mat International and (5) in Zurich only for platinum and palladium only, Credit Suisse and the custodian may use LBMA and LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian will select the Zurich Sub-Custodians, and each Zurich Sub-Custodian will custody that portion of the Trust’s allocated platinum and palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodians and any other sub-custodian, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian and the Zurich Sub-Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian and the Zurich Sub-Custodian. See “Custody of the Trust’s Bullion” for more information about sub-custodians that may hold the Trust’s bullion.

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith,  wilful misconduct or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

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

The following tables set out the range of high and low closing prices for the Shares that have been reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2016 and 2015:

Fiscal Year Ended December 31, 2016: Quarter Ended
	High	Low
March 31, 2016	$60.72	$52.15
June 30, 2016	$65.78	$58.03
September 30, 2016	$70.18	$65.65
December 31, 2016	$65.95	$56.70

Fiscal Year Ended December 31, 2015: Quarter Ended
	High	Low
March 31, 2015	$67.35	$58.93
June 30, 2015	$63.91	$59.13
September 30, 2015	$59.04	$54.43
December 31, 2015	$59.88	$51.64

The number of outstanding Shares of the Trust as of February 22,  2017 was 4,750,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2016	$70.18	$65.65
September 2016	$68.72	$65.77
October 2016	$65.95	$62.09
November 2016	$64.78	$59.38
December 2016	$59.95	$56.70
January 2017	$61.88	$58.53

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2016 and 2015:

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2016	200,000	0.029	1.066	0.004	0.006
February 2016	200,000	0.029	1.066	0.004	0.006
March 2016	-	-	-	-	-
April 2016	-	-	-	-	-
May 2016	-	-	-	-	-
June 2016	-	-	-	-	-
July 2016	-	-	-	-	-
August 2016	-	-	-	-	-
September 2016	-	-	-	-	-
October 2016	50,000	0.029	1.061	0.004	0.006
November 2016	-	-	-	-	-
December 2016	-	-	-	-	-
Total	450,000

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2015	1,300,000	0.029	1.072	0.004	0.006
February 2015	50,000	0.029	1.072	0.004	0.006
March 2015	150,000	0.029	1.071	0.004	0.006
April 2015	100,000	0.029	1.071	0.004	0.006
May 2015	-	-	-	-	-
June 2015	-	-	-	-	-
July 2015	100,000	0.029	1.069	0.004	0.006
August 2015	-	-	-	-	-
September 2015	50,000	0.029	1.068	0.004	0.006
October 2015	-	-	-	-	-
November 2015	-	-	-	-	-
December 2015	-	-	-	-	-
Total	1,750,000

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$261,641	$161,846	$237,238	$259,922	$185,427
Total gain / (loss) on Bullion	$6,284	$(17,850)	$(5,967)	$(52,947)	$1,649
Change in net assets from operations	$5,000	$(18,787)	$(7,056)	$(54,148)	$481
Weighted average number of Shares	3,443,989	2,645,205	2,669,726	2,607,260	2,078,825
Net increase / (decrease) in net assets per Share	$1.45	$(7.10)	$(2.64)	$(20.77)	$0.23
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

NAV per Share vs. Proportionate Price from October 18, 2010 (the Date of Inception) to December 31, 2016

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

Valuation of Bullion

The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant “London Metal Price” for each metal held by the Trust.  The cost of gold is determined according to the average cost method and the fair value is based on the LBMA PM Gold Price. For silver this is the LBMA Silver Price as established by the seven LBMA authorised bullion banks. For platinum and palladium this is the “LME PM Fix” for platinum or palladium (as applicable) of the price of an ounce of such metal performed in London, England by fixing members of the LPPM. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of Bullion transferred.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$)
Investment in Bullion - cost	$276,167	$188,277	$242,403
Unrealized loss on investment in Bullion	(17,432)	(26,431)	(8,245)
Investment in Bullion - fair value	$258,735	$161,846	$234,158

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2016 and 2015, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$)
Total gain / (loss) on Bullion	$6,284	$(17,850)	$(5,967)
Net change in assets from operations	$5,000	$(18,787)	$(7,056)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2016

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $161,765,622 at December 31, 2015 to $261,511,595 at December 31, 2016, a 61.66% increase for the year. The increase in the Trust’s NAV resulted primarily from  an  increase in outstanding Shares, which rose from 3,100,000 Shares at December 31, 2015 to 4,500,000 Shares at December 31, 2016, a result of 1,850,000 Shares (37 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during the year and an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 12.04% during the year.

The NAV per Share increased 11.36% from $52.18 at December 31, 2015 to $58.11 at December 31, 2016. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which was $1,283,558 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $70.23 at August 2, 2016 was the highest during the year, compared with a low of $52.35 at January 12, 2016.

The increase in net assets from operations for the year ended December 31, 2016 was $5,000,283, resulting from a realized gain of $6,351 on Bullion transferred to pay expenses and a change in unrealized gain on investment in Bullion of $8,999,587 offset by a realized loss of $2,722,097 on Bullion distributed for the redemption of Shares and the Sponsor’s Fee of $1,283,558.  Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2016.

The year ended December 31, 2015

The Trust’s NAV decreased from $237,151,492 at December 31, 2014 to $161,765,622 at December 31, 2015, a 31.79% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the Proportionate Price, which fell 14.77% during the year and a decrease in outstanding Shares, which fell from 3,850,000 Shares at December 31, 2014 to 3,100,000 Shares at December 31, 2015, a result of 1,000,000 Shares (20 Baskets) being created and 1,750,000 Shares (35 Baskets) being redeemed during the year.

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

The change in net assets arising from the change in accounting principle as of January 1, 2014 was $553,752. The decrease in net assets from operations for the year ended December 31, 2014 was $7,056,356, resulting from a realized gain of $35,435 on the transfer of Bullion to pay expenses and a realized gain of $2,796,277 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $8,798,671 and Sponsor’s Fees of $1,089,397. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2014.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2016
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$241	$274	$380	$389	$1,284
Total expenses	241	274	380	389	1,284

Net investment loss	(241)	(274)	(380)	(389)	(1,284)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	(28)	1	25	8	6
Realized loss on Bullion distributed for the redemption of Shares	(2,721)	-	-	(1)	(2,722)
Change in unrealized gain / (loss) on investment in Bullion	23,340	17,105	5,190	(36,635)	9,000
Total gain / (loss) on Bullion	20,591	17,106	5,215	(36,628)	6,284

Change in net assets from operations	$20,350	$16,832	$4,835	$(37,017)	$5,000

Net increase / (decrease)in net assets per Share	$7.14	$5.75	$1.28	$(8.77)	$1.45

Weighted average number of Shares	2,848,901	2,926,923	3,765,761	4,222,283	3,443,989

Year ended December 31, 2015
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$282	$220	$212	$223	$937
Total expenses	282	220	212	223	937

Net investment loss	(282)	(220)	(212)	(223)	(937)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on Bullion transferred to pay expenses	(3)	(8)	(22)	(22)	(55)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,595	(352)	(852)	-	391
Change in unrealized gain / (loss) on investment in Bullion	1,933	(4,298)	(7,421)	(8,400)	(18,186)
Total gain / (loss) on Bullion	3,525	(4,658)	(8,295)	(8,422)	(17,850)

Change in net assets from operations	$3,243	$(4,878)	$(8,507)	$(8,645)	$(18,787)

Net increase / (decrease)in net assets per Share	$1.08	$(2.02)	$(3.44)	$(3.21)	$(7.10)

Weighted average number of Shares	3,007,222	2,414,835	2,474,457	2,689,674	2,645,205

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-17 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Precious Metals Basket Trust

We have audited ETFS Precious Metals Basket Trust’s (the Trust) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial highlights.

/s/ KPMG LLP

New York, New York

February 24,  2017

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited. He is the founder and chairman of ten other companies issuing exchange-traded products: Gold Bullion Securities Limited, ETFS Metal Securities Australia Limited (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Equity Securities Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Limited in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $20 billion. He is also a director of ANZ ETFS Management (AUS) Limited in Australia. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Mr. Tuckwell was awarded with the Degree of Doctor of Australia National University, honoris causa.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The Sponsor has no knowledge of any person being the direct or indirect beneficial owner of more than 5% of the Shares of the Trust. Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares.

Security Ownership of Management

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Audit fees - KPMG	$57,000	$51,167
Audit fees - Deloitte	-	-
Audit related fees - KPMG	23,000	7,500
Audit related fees - Deloitte	12,000	42,000
	$92,000	$100,667

Audit Fees are fees paid by the Sponsor to KPMG LLP and Deloitte & Touche LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG and Deloitte & Touche  LLP. Such determinations are made by the Sponsor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-164769 on October 19, 2010

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-164769 on October 19, 2010

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-164769 on October 19, 2010

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-164769 on October 19, 2010

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

ETFS PRECIOUS METALS BASKET TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Precious Metals Basket Trust

We have audited the accompanying statements of assets and liabilities of ETFS Precious Metals Basket Trust (the Trust), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The statement of operations and the financial highlights for the year ended December 31, 2014 were audited by other independent registered public accountants whose report thereon, dated March 2, 2015, expressed an unqualified opinion on that financial statement and those financial highlights.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of ETFS Precious Metals Basket Trust as of December 31, 2016 and 2015, the results of its operations, changes in its net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 24,  2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders

ETFS Precious Metals Basket Trust

We have audited the statement of operations, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the results of ETFS Precious Metals Basket Trust’s operations, the changes in its net assets and the financial highlights for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, the Trust has changed its method of accounting for investment in bullion and changed the presentation of its financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS PRECIOUS METALS BASKET TRUST

Statements of Assets and Liabilities
At December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: December 31, 2016: $156,455; December 31, 2015: $105,233)	$149,152	$95,796
Silver (cost: December 31, 2016: $82,947; December 31, 2015: $56,260)	76,624	45,699
Platinum (cost: December 31, 2016: $19,292; December 31, 2015: $14,204)	15,562	10,485
Palladium (cost: December 31, 2016: $17,473; December 31, 2015: $12,580)	17,397	9,866
Total investment in Bullion	258,735	161,846

Bullion receivable	2,906	-
Total assets	261,641	161,846

LIABILITIES
Fees payable to Sponsor	129	80
Total Liabilities	129	80

NET ASSETS (1)	$261,512	$161,766

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2016 were 4,500,000 and at December 31, 2015 were 3,100,000. Net asset value per Share at December 31, 2016 was $58.11 and at December 31, 2015 was  $52.18.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Schedules of Investments
At December 31, 2016 and 2015

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	128,679.3	$156,455	$149,152	57.03%
Silver	4,718,236.5	82,947	76,624	29.30%
Platinum	17,157.1	19,292	15,562	5.95%
Palladium	25,735.6	17,473	17,397	6.65%
Total investment in Bullion		$276,167	$258,735	98.94%
Other assets in excess of liabilities			2,777	1.06%
Net assets			$261,512	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	90,182.5	$105,233	$95,796	59.22%
Silver	3,306,687.6	56,260	45,699	28.25%
Platinum	12,024.2	14,204	10,485	6.48%
Palladium	18,036.3	12,580	9,866	6.10%
Total investment in Bullion		$188,277	$161,846	100.05%
Less liabilities			(80)	(0.05)%
Net assets			$161,766	100.00%

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Operations
For the years ended December 31, 2016, 2015 and 2014

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,284	$937	$1,089
Total expenses	1,284	937	1,089

Net investment loss	(1,284)	(937)	(1,089)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	6	(55)	36
Realized (loss) / gain on Bullion distributed for the redemption of Shares	(2,722)	391	2,796
Change in unrealized gain / (loss) on investment in Bullion	9,000	(18,186)	(8,799)
Total gain / (loss) on Bullion	6,284	(17,850)	(5,967)

Change in net assets from operations	$5,000	$(18,787)	$(7,056)

Net increase / (decrease) in net assets per Share	$1.45	$(7.10)	$(2.64)

Weighted average number of Shares	3,443,989	2,645,205	2,669,726

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2016 and 2015

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,100,000	$161,766
Net investment loss		(1,284)
Realized loss on investment in Bullion		(2,716)
Change in unrealized gain on investment in Bullion		9,000
Change in unrealized gain on unsettled creations or redemptions		58
Creations	1,850,000	119,307
Redemptions	(450,000)	(24,619)
Closing balance at December 31, 2016	4,500,000	$261,512

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	3,850,000	$237,152
Net investment loss		(937)
Realized gain on investment in Bullion		336
Change in unrealized loss on investment in Bullion		(18,186)
Creations	1,000,000	55,156
Redemptions	(1,750,000)	(111,755)
Closing balance at December 31, 2015	3,100,000	$161,766

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights
For the years ended December 31, 2016, 2015 and 2014

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$52.18	$61.60	$65.91
Income from investment operations:
Net investment loss	(0.37)	(0.35)	(0.41)
Total realized and unrealized gains or losses on investment in Bullion	6.30	(9.07)	(3.90)
Change in net assets from operations	5.93	(9.42)	(4.31)

Net asset value per Share at end of year	$58.11	$52.18	$61.60

Weighted average number of Shares	3,443,989	2,645,205	2,669,726

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	11.36%	(15.29)%	(6.54)%

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

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.2. Valuation of Bullion

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures  (“ASC 820”). ASC 820 provides guidance for determining fair value and requires disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor, (the “Zurich Sub-Custodian”). The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant “London Metal Price” for each metal held by the Trust.  This is the applicable “London Bullion Market Association (“LBMA”) PM Gold Price” for gold of the price of an ounce of gold, the “LBMA Silver Price” for silver and for platinum and palladium the applicable “London Metal Exchange (“LME”) PM Price”.

Since March 20, 2015, the LBMA PM Gold Price is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to settle trades in U.S. Dollars, Euros or British Pounds for LBMA authorized participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading.

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

Since August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “LBMA Silver Price”). The LBMA Silver Price is established by the seven LBMA authorized bullion banks and market makers participating in the auction.  The London Metal Price for silver held by the Trust is the LBMA Silver Price.

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

The categorization of the Trust’s assets is as shown below:

There were no re-allocations or transfers between levels during the years ended December 31, 2016 and 2015.

(Amounts in 000's of US$)	December 31, 2016	December 31, 2015
Level 2
Investment in Bullion	$258,735	$161,846

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

The amount of Bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of Bullion to be delivered or distributed by the Trust. In order to ensure that the correct metal is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor’s Fee in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Net Assets. Changes in Shares are presented in the Statement of Changes in Net Assets.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.5. Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Trust has adopted FASB ASC 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740-10 to the Trust, to determine whether or not there are uncertain tax positions in its major jurisdictions that require financial statement recognition. Based on this evaluation, the Sponsor has determined the Trust’s major jurisdictions to be where it is organized and where bullion is held.  No uncertain tax positions have been identified. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the years ended December 31, 2016 and 2015:

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2016
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	90,182.5	3,306,687.6	12,024.2	18,036.3	3,426,930.6
Creations	52,150.2	1,912,173.7	6,953.4	10,430.0	1,981,707.3
Redemptions	(13,073.1)	(479,346.8)	(1,743.1)	(2,614.6)	(496,777.6)
Transfers of Bullion to pay expenses	(580.3)	(21,278.0)	(77.4)	(116.1)	(22,051.8)
Closing balance	128,679.3	4,718,236.5	17,157.1	25,735.6	4,889,808.5

Investment in Bullion
Opening balance	$95,796	$45,699	$10,485	$9,866	$161,846
Creations	67,230	35,223	7,221	6,783	116,457
Redemptions	(14,773)	(6,974)	(1,522)	(1,350)	(24,619)
Realized loss on gold distributed for the redemption of Shares	(544)	(1,195)	(522)	(461)	(2,722)
Transfers of Bullion to pay expenses	(722)	(364)	(76)	(71)	(1,233)
Realized gain / (loss) on Bullion transferred to pay expenses	31	(4)	(13)	(8)	6
Change in unrealized gain / (loss) on investment in Bullion	2,134	4,239	(11)	2,638	9,000
Closing balance	$149,152	$76,624	$15,562	$17,397	$258,735

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2015
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	111,199.3	4,077,306.0	14,826.5	22,239.7	4,225,571.5
Creations	30,589.1	1,121,600.0	4,078.5	6,117.8	1,162,385.4
Redemptions	(51,145.0)	(1,875,318.5)	(6,819.3)	(10,229.0)	(1,943,511.8)
Transfers of Bullion to pay expenses	(460.9)	(16,899.9)	(61.5)	(92.2)	(17,514.5)
Closing balance	90,182.5	3,306,687.6	12,024.2	18,036.3	3,426,930.6

Investment in Bullion
Opening balance	$133,356	$65,115	$17,940	$17,747	$234,158
Creations	33,895	16,659	3,909	3,773	58,236
Redemptions	(63,671)	(32,014)	(8,176)	(7,894)	(111,755)
Realized gain / (loss) on gold distributed for the redemption of Shares	2,404	(1,697)	(611)	295	391
Transfers of Bullion to pay expenses	(540)	(269)	(67)	(67)	(943)
Realized loss on Bullion transferred to pay expenses	(11)	(32)	(11)	(1)	(55)
Change in unrealized loss on investment in Bullion	(9,637)	(2,063)	(2,499)	(3,987)	(18,186)
Closing balance	$95,796	$45,699	$10,485	$9,866	$161,846

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

For the year ended December 31, 2016 the Sponsor’s Fee was $1,283,558  (December 31, 2015: $937,624;  December 31, 2014:  $1,089,397).

As of December 31, 2016,  $129,462 was payable to the Sponsor (December 31, 2015: $80,206).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2016 and 2015.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date:	February 24, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 24, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.