Form 10-Q
period 2017-06-30
ETFS Precious Metals Basket Trust
filed 2017-08-07
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Yes ☐ No ☒

As of August 2, 2017, ETFS Precious Metals Basket Trust had 5,250,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: June 30, 2017: $182,567; December 31, 2016: $156,455)	$186,235	$149,152
Silver (cost: June 30, 2017: $96,421; December 31, 2016: $82,947)	90,535	76,624
Platinum (cost: June 30, 2017: $21,970; December 31, 2016: $19,292)	18,430	15,562
Palladium (cost: June 30, 2017: $20,823; December 31, 2016: $17,473)	25,216	17,397
Total investment in Bullion	320,416	258,735

Bullion receivable	3,080	2,906
Total Assets	323,496	261,641

LIABILITIES
Fees payable to Sponsor	158	129
Total Liabilities	158	129

NET ASSETS (1)	$323,338	$261,512

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2017 were 5,250,000 and at December 31, 2016 were 4,500,000. Net asset values per Share at June 30, 2017 and December 31, 2016  were $61.59 and $58.11, respectively.

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Schedules of Investments
At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	149,917.6	$182,567	$186,235	57.60%
Silver	5,496,976.0	96,421	90,535	28.00%
Platinum	19,988.8	21,970	18,430	5.70%
Palladium	29,983.3	20,823	25,216	7.80%
Total investment in Bullion		$321,781	$320,416	99.10%
Other assets in excess of liabilities			2,922	0.90%
Net assets			$323,338	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	128,679.3	$156,455	$149,152	57.03%
Silver	4,718,236.5	82,947	76,624	29.30%
Platinum	17,157.1	19,292	15,562	5.95%
Palladium	25,735.6	17,473	17,397	6.65%
Total investment in Bullion		$276,167	$258,735	98.94%
Other assets in excess of liabilities			2,777	1.06%
Net assets			$261,512	100.00%

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statements of Operations (Unaudited)
For the three months ended June 30, 2017 and 2016 and six months ended June 30, 2017 and 2016

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$471	$274	$902	$515
Total expenses	471	274	902	515

Net investment loss	(471)	(274)	(902)	(515)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	5	1	(5)	(28)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	-	-	51	(2,721)
Change in unrealized (loss) / gain on investment in Bullion	(8,153)	17,105	16,068	40,444
Total (loss) / gain on investment in Bullion	(8,148)	17,106	16,114	37,695

Change in net assets from operations	$(8,619)	$16,832	$15,212	$37,180

Net (decrease) / increase in net assets per Share	$(1.70)	$5.75	$3.12	$12.87

Weighted average number of Shares	5,063,187	2,926,923	4,869,890	2,887,912

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statement of Changes in Net Assets
For the six months ended June 30, 2017 (Unaudited) and the year ended December 31, 2016

	Six Months Ended June 30, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	4,500,000	$261,512
Net investment loss		(902)
Realized gain on investment in Bullion		46
Change in unrealized gain on investment in Bullion		16,068
Change in unrealized loss on unsettled creations or redemptions		(87)
Creations	800,000	49,846
Redemptions	(50,000)	(3,145)
Closing balance at June 30, 2017	5,250,000	$323,338

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,100,000	$161,766
Net investment loss		(1,284)
Realized loss on investment in Bullion		(2,716)
Change in unrealized gain on investment in Bullion		9,000
Change in unrealized gain on unsettled creations or redemptions		58
Creations	1,850,000	119,307
Redemptions	(450,000)	(24,619)
Closing balance at December 31, 2016	4,500,000	$261,512

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three months ended June 30, 2017 and 2016 and six months ended June 30, 2017 and 2016

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$63.26	$59.37	$58.11	$52.18
Income from investment operations:
Net investment loss	(0.09)	(0.09)	(0.19)	(0.18)
Total realized and unrealized gains or losses on investment in Bullion	(1.58)	5.80	3.67	13.08
Change in net assets from operations	(1.67)	5.71	3.48	12.90

Net asset value per Share at end of period	$61.59	$65.08	$61.59	$65.08

Weighted average number of Shares	5,063,187	2,926,923	4,869,890	2,887,912

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value (2)	(2.64)%	9.62%	5.99%	24.72%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At June 30, 2017, approximately 2% of the Trust’s platinum and 2% of the Trust’s palladium was held by the Zurich Sub-Custodian. At June 30, 2017 no gold or silver was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2017	December 31, 2016
Level 2
Investment in Bullion	$320,416	$258,735

There were no transfers between levels during the six months ended June 30, 2017 or the year ended December 31, 2016.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2017 and December 31, 2016.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and their respective values for the six months ended June 30, 2017 and for the year ended December 31, 2016 are set out below:

(Amounts in 000's of US$, except for ounces data)	Six Months Ended June 30, 2017
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	128,679.3	4,718,236.5	17,157.1	25,735.6	4,889,808.5
Creations	23,092.0	846,708.2	3,078.9	4,618.4	877,497.5
Redemptions	(1,444.2)	(52,952.5)	(192.6)	(288.8)	(54,878.1)
Transfers of Bullion to pay expenses	(409.5)	(15,016.2)	(54.6)	(81.9)	(15,562.2)
Closing balance	149,917.6	5,496,976.0	19,988.8	29,983.3	5,696,865.7

Investment in Bullion
Opening balance	$149,152	$76,624	$15,562	$17,397	$258,735
Creations	28,363	14,666	2,954	3,603	49,586
Redemptions	(1,786)	(938)	(197)	(224)	(3,145)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	33	10	(20)	28	51
Transfers of Bullion to pay expenses	(503)	(256)	(50)	(65)	(874)
Realized gain / (loss) on Bullion transferred to pay expenses	5	(8)	(9)	7	(5)
Change in unrealized gain on investment in Bullion	10,971	437	190	4,470	16,068
Closing balance	$186,235	$90,535	$18,430	$25,216	$320,416

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2016
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	90,182.5	3,306,687.6	12,024.2	18,036.3	3,426,930.6
Creations	52,150.2	1,912,173.7	6,953.4	10,430.0	1,981,707.3
Redemptions	(13,073.1)	(479,346.8)	(1,743.1)	(2,614.6)	(496,777.6)
Transfers of Bullion to pay expenses	(580.3)	(21,278.0)	(77.4)	(116.1)	(22,051.8)
Closing balance	128,679.3	4,718,236.5	17,157.1	25,735.6	4,889,808.5

Investment in Bullion
Opening balance	$95,796	$45,699	$10,485	$9,866	$161,846
Creations	67,230	35,223	7,221	6,783	116,457
Redemptions	(14,773)	(6,974)	(1,522)	(1,350)	(24,619)
Realized loss on Bullion distributed for the redemption of Shares	(544)	(1,195)	(522)	(461)	(2,722)
Transfers of Bullion to pay expenses	(722)	(364)	(76)	(71)	(1,233)
Realized gain / (loss) on Bullion transferred to pay expenses	31	(4)	(13)	(8)	6
Change in unrealized gain on investment in Bullion	2,134	4,239	(11)	2,638	9,000
Closing balance	$149,152	$76,624	$15,562	$17,397	$258,735

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

For the three months ended June 30, 2017 and 2016 the Sponsor’s Fee was $471,739 and $273,879, respectively. For the six months ended June 30, 2017 and 2016 the Sponsor’s Fee was $902,078 and $515,081, respectively.

At June 30, 2017 and at December 31, 2016, the fees payable to the Sponsor were $157,942 and $129,462, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended June 30, 2017 and 2016.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on October 18, 2010. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It does not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion and only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “GLTR”.

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

The Quarter Ended June 30, 2017

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $309,970,263 at March 31, 2017 to $323,337,810 at June 30, 2017, a 4.31% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 4,900,000 Shares at March 31, 2017 to 5,250,000 shares at June 30, 2017, a result of 350,000 Shares (7 Baskets) being created. No Shares were redeemed during the quarter.

There was a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 2.50% during the quarter.

The NAV per Share decreased 2.64% from $63.26 at March 31, 2017 to $61.59 at June 30, 2017. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $471,739 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $65.10 at April 13, 2017 was the highest during the quarter, compared with a low of $60.43 at May 9, 2017.

The decrease in net assets from operations for the quarter ended June 30, 2017 was $8,618,766, resulting from a  realized gain of $6,010 on the transfer of Bullion to pay expenses, offset by a change in unrealized loss on investment in Bullion of $8,153,037 and the Sponsor’s Fee of $471,739. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2017.

The Six Months Ended June 30, 2017

The Trust’s NAV increased  from $261,511,595 at December 31, 2016 to $323,337,810 at June 30, 2017, a 23.64% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 4,500,000 Shares at December 31, 2016 to 5,250,000 Shares at June 30, 2017, a result of 800,000 Shares (16 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the period and an increase in the Proportionate Price which rose 6.30% from $60.32 at December 31, 2016 to $64.12 at June 30, 2017.

The NAV per Share increased 5.99% from $58.11 at December 31, 2016 to $61.59 at June 30, 2017. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $902,078 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $65.10 at April 13, 2017 was the highest during the period, compared with a low of $57.83 at January 3, 2017.

The increase in net assets from operations for the period ended June 30, 2017 was $15,212,370, resulting from a change in unrealized gain on investment of Bullion of $16,067,674,  a realized gain of $51,333 on Bullion distributed for the redemption of Shares, offset by a realized loss of $4,559 on the transfer of Bullion to pay expenses and the Sponsor’s Fee of $902,078. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2017 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PRECIOUS METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended June 30, 2017:

7 Baskets were created.

0 Basket was redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
April 2017	-	-	-	-	-	-
May 2017	-	-	-	-	-	-
June 2017	-	-	-	-	-	-
	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: August 4, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.