Form 10-Q
period 2017-09-30
ETFS Precious Metals Basket Trust
filed 2017-11-06
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

(646) 846-3130

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountancy standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 1, 2017, ETFS Precious Metals Basket Trust had 5,500,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: September 30, 2017: $187,896; December 31, 2016: $156,455)	$197,608	$149,152
Silver (cost: September 30, 2017: $99,020; December 31, 2016: $82,947)	95,208	76,624
Platinum (cost: September 30, 2017: $22,493; December 31, 2016: $19,292)	18,892	15,562
Palladium (cost: September 30, 2017: $21,583; December 31, 2016: $17,473)	28,800	17,397
Total investment in Bullion	340,508	258,735

Bullion receivable	-	2,906
Total Assets	340,508	261,641

LIABILITIES
Fees payable to Sponsor	168	129
Total Liabilities	168	129

NET ASSETS (1)	$340,340	$261,512

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2017 were 5,350,000 and at December 31, 2016 were 4,500,000. Net asset values per Share at September 30, 2017 and December 31, 2016  were $63.62 and $58.11, respectively.

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Schedules of Investments
At September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	154,008.4	$187,896	$197,608	58.06%
Silver	5,646,969.8	99,020	95,208	27.97%
Platinum	20,534.2	22,493	18,892	5.55%
Palladium	30,801.5	21,583	28,800	8.46%
Total investment in Bullion		$330,992	$340,508	100.05%
Less liabilities			(168)	(0.05)%
Net assets			$340,340	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	128,679.3	$156,455	$149,152	57.03%
Silver	4,718,236.5	82,947	76,624	29.30%
Platinum	17,157.1	19,292	15,562	5.95%
Palladium	25,735.6	17,473	17,397	6.65%
Total investment in Bullion		$276,167	$258,735	98.94%
Other assets in excess of liabilities			2,777	1.06%
Net assets			$261,512	100.00%

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statements of Operations (Unaudited)
For the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$506	$380	$1,408	$895
Total expenses	506	380	1,408	895

Net investment loss	(506)	(380)	(1,408)	(895)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	6	25	1	(3)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	-	-	51	(2,721)
Change in unrealized gain on investment in Bullion	10,878	5,190	26,946	45,634
Total gain on investment in Bullion	10,884	5,215	26,998	42,910

Change in net assets from operations	$10,378	$4,835	$25,590	$42,015

Net increase in net assets per Share	$1.97	$1.28	$5.11	$13.20

Weighted average number of Shares	5,276,630	3,765,761	5,006,960	3,182,664

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statement of Changes in Net Assets
For the nine months ended September 30, 2017 (Unaudited) and the year ended December 31, 2016

	Nine Months Ended September 30, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	4,500,000	$261,512
Net investment loss		(1,408)
Realized gain on investment in Bullion		52
Change in unrealized gain on investment in Bullion		26,946
Change in unrealized loss on unsettled creations or redemptions		(57)
Creations	900,000	56,440
Redemptions	(50,000)	(3,145)
Closing balance at September 30, 2017	5,350,000	$340,340

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,100,000	$161,766
Net investment loss		(1,284)
Realized loss on investment in Bullion		(2,716)
Change in unrealized gain on investment in Bullion		9,000
Change in unrealized gain on unsettled creations or redemptions		58
Creations	1,850,000	119,307
Redemptions	(450,000)	(24,619)
Closing balance at December 31, 2016	4,500,000	$261,512

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$61.59	$65.08	$58.11	$52.18
Income from investment operations:
Net investment loss	(0.10)	(0.10)	(0.28)	(0.28)
Total realized and unrealized gains or losses on investment in Bullion	2.13	2.01	5.79	15.09
Change in net assets from operations	2.03	1.91	5.51	14.81

Net asset value per Share at end of period	$63.62	$66.99	$63.62	$66.99

Weighted average number of Shares	5,276,630	3,765,761	5,006,960	3,182,664

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value (2)	3.30%	2.93%	9.48%	28.38%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

1. Organization

The ETFS Precious Metals Basket Trust (the “Trust”) is an investment trust formed on October 18, 2010, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold, silver, platinum and palladium in set ratios (together, “Bullion”) and issues ETFS Physical PM Basket Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At September 30, 2017, approximately 2% of the Trust’s platinum and 2% of the Trust’s palladium was held by the Zurich Sub-Custodian. At September 30, 2017 no gold or silver was held by the Zurich Sub-Custodian.

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

The ICE Benchmark Association (“IBA”) conducts an electronic, over-the-counter silver auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by major market vendors (the “LBMA Silver Price”). The LBMA Silver Price is established by the LBMA-authorized bullion banks and market makers participating in the auction. Prior to October 2, 2017, the LBMA Silver Price auction was operated by CME Group Inc. and Thomson Reuters. The “London Metal Price” for silver held by the Trust is the LBMA Silver Price.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2017	December 31, 2016
Level 2
Investment in Bullion	$340,508	$258,735

There were no transfers between levels during the nine months ended September 30, 2017 or the year ended December 31, 2016.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of the Bullion is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of Bullion is transferred within two business days of the trade date.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective as of September 5, 2017, the typical settlement period for Shares is two business days. Prior to September 5, 2017, the typical settlement period for Shares was three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When Bullion is exchanged in settlement of a redemption, it is considered a sale of Bullion for financial statement purposes.

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Net Assets. Changes in the number of Shares outstanding are presented in the Statement of Changes in Net Assets.

2.5. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2017 and December 31, 2016.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and their respective values for the nine months ended September 30, 2017 and for the year ended December 31, 2016 are set out below:

(Amounts in 000's of US$, except for ounces data)	Nine Months Ended September 30, 2017
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	128,679.3	4,718,236.5	17,157.1	25,735.6	4,889,808.5
Creations	27,411.3	1,005,079.2	3,654.8	5,482.3	1,041,627.6
Redemptions	(1,444.2)	(52,952.5)	(192.6)	(288.8)	(54,878.1)
Transfers of Bullion to pay expenses	(638.0)	(23,393.4)	(85.1)	(127.6)	(24,244.1)
Closing balance	154,008.4	5,646,969.8	20,534.2	30,801.5	5,852,313.9

Investment in Bullion
Opening balance	$149,152	$76,624	$15,562	$17,397	$258,735
Creations	33,970	17,413	3,511	4,394	59,288
Redemptions	(1,786)	(938)	(196)	(224)	(3,144)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	33	9	(19)	28	51
Transfers of Bullion to pay expenses	(788)	(396)	(81)	(104)	(1,369)
Realized gain / (loss) on Bullion transferred to pay expenses	12	(14)	(13)	16	1
Change in unrealized gain on investment in Bullion	17,015	2,510	128	7,293	26,946
Closing balance	$197,608	$95,208	$18,892	$28,800	$340,508

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2016
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	90,182.5	3,306,687.6	12,024.2	18,036.3	3,426,930.6
Creations	52,150.2	1,912,173.7	6,953.4	10,430.0	1,981,707.3
Redemptions	(13,073.1)	(479,346.8)	(1,743.1)	(2,614.6)	(496,777.6)
Transfers of Bullion to pay expenses	(580.3)	(21,278.0)	(77.4)	(116.1)	(22,051.8)
Closing balance	128,679.3	4,718,236.5	17,157.1	25,735.6	4,889,808.5

Investment in Bullion
Opening balance	$95,796	$45,699	$10,485	$9,866	$161,846
Creations	67,230	35,223	7,221	6,783	116,457
Redemptions	(14,773)	(6,974)	(1,522)	(1,350)	(24,619)
Realized loss on Bullion distributed for the redemption of Shares	(544)	(1,195)	(522)	(461)	(2,722)
Transfers of Bullion to pay expenses	(722)	(364)	(76)	(71)	(1,233)
Realized gain / (loss) on Bullion transferred to pay expenses	31	(4)	(13)	(8)	6
Change in unrealized gain on investment in Bullion	2,134	4,239	(11)	2,638	9,000
Closing balance	$149,152	$76,624	$15,562	$17,397	$258,735

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

For the three months ended September 30, 2017 and 2016 the Sponsor’s Fee was $506,228 and $379,826, respectively. For the nine months ended September 30, 2017 and 2016 the Sponsor’s Fee was $1,408,306 and $894,907, respectively.

At September 30, 2017 and at December 31, 2016, the fees payable to the Sponsor were $167,704 and $129,462, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016.

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

ETFS PRECIOUS METALS BASKET TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial condition, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Quarter Ended September 30, 2017

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $323,337,810 at June 30, 2017 to $340,339,451 at September 30, 2017, a 5.26% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 3.45% during the quarter and by an increase in the outstanding Shares, which rose from 5,250,000 Shares at June 30, 2017 to 5,350,000 shares at September 30, 2017, a result of 100,000 Shares (2 Baskets) being created. No Shares were redeemed during the quarter.

The NAV per Share increased 3.30% from $61.59 at June 30, 2017 to $63.62 at September 30, 2017. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $506,228 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $67.28 at September 8, 2017 was the highest during the quarter, compared with a low of $59.22 at July 10, 2017.

The increase in net assets from operations for the quarter ended September 30, 2017 was $10,378,244, resulting from a  realized gain of $6,058 on the transfer of Bullion to pay expenses, a change in unrealized gain on investment in Bullion of $10,878,414, offset by the Sponsor’s Fee of $506,228. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2017.

The Nine Months Ended September 30, 2017

The Trust’s NAV increased  from $261,511,595 at December 31, 2016 to $340,339,451 at September 30, 2017, a 30.14% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 4,500,000 Shares at December 31, 2016 to 5,350,000 Shares at September 30, 2017, a result of 900,000 Shares (18 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the period and an increase in the Proportionate Price which rose 9.96% during the period.

The NAV per Share increased 9.48% from $58.11 at December 31, 2016 to $63.62 at September 30, 2017. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,408,306 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $67.28 at September 8, 2017 was the highest during the period, compared with a low of $57.83 at January 3, 2017.

The increase in net assets from operations for the period ended September 30, 2017 was $25,590,614, resulting from a change in a realized gain of $1,499 on the transfer of Bullion to pay expenses, a realized gain of $51,333 on Bullion distributed for the redemption of Shares,  an unrealized gain on investment of Bullion of $26,946,088, offset by the Sponsor’s Fee of $1,408,306. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2017 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PRECIOUS METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended September 30, 2017:

2 Baskets were created.

0 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
July 2017	-	-	-	-	-	-
August 2017	-	-	-	-	-	-
September 2017	-	-	-	-	-	-
	-	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ETFS PRECIOUS METALS BASKET TRUST

Item 6. Exhibits

(a)	Exhibits

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: November 3, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.