Form 10-K
period 2017-12-31
ETFS Precious Metals Basket Trust
filed 2018-02-27
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34917

ETFS PRECIOUS METALS BASKET TRUST

(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
405 Lexington Avenue
New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(646)  846 3130

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
ETFS Physical PM Basket Shares	NYSE Arca

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant had elected not to use the extend transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2017 as reported by the NYSE Arca, Inc. on that date: $324,292,500.

As of February 21, 2018, ETFS Precious Metals Basket Trust has 5,800,000 ETFS Physical PM Basket Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the words, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other words suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Trust’s Shares at redeemable value increased from $261,511,595 at December 31, 2016 to $361,931,979 at December 31, 2017, the Trust’s fiscal year end. Outstanding Shares in the Trust increased  from 4,500,000 Shares at December 31, 2016 to 5,600,000 Shares at December 31, 2017.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests” and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics released by the World Gold Council, central banks are estimated to hold approximately 33,000 tonnes (when used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 20% of existing above-ground stocks. Since September 2009, the European Central Bank and 18 other central banks have operated under the Central Bank Gold Agreement (“CBGA”). The CBGA maintains a cap on lending and derivatives activities and allows a maximum level of sales of 400 tonnes per year, with an overall total of no more than 2,000 tonnes permitted during the five-year life of the CBGA.

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

World Gold Supply and Demand 2007-2016

The following table sets forth a summary of the world gold supply and demand for the period from 2007 to 2016 and is based on information reported by GFMS Ltd.

(tonnes)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Supply
Mine production	2,538	2,467	2,651	2,775	2,868	2,883	3,077	3,172	3,209	3,222
Scrap	1,029	1,388	1,765	1,743	1,704	1,700	1,303	1,158	1,172	1,268
Net Hedging Supply	(432)	(357)	(234)	(106)	18	(40)	(39)	108	21	21
Total Supply	3,135	3,498	4,182	4,412	4,590	4,543	4,341	4,438	4,402	4,511

Demand
Jewelry Fabrication	2,474	2,355	1,866	2,083	2,091	2,061	2,610	2,469	2,395	1,891
Industrial Fabrication	492	479	426	480	471	429	421	403	365	354
Electronics	345	334	295	346	343	307	300	290	258	254
Dental & Medical	58	56	53	48	43	39	36	34	32	30
Other Industrial	89	89	78	86	85	83	85	79	75	70
Net Official Sector	(484)	(235)	(34)	77	457	544	409	466	436	257
Retail Investment	448	937	866	1,263	1,616	1,407	1,873	1,163	1,162	1,057
Bars	238	667	562	946	1,247	1,056	1,444	886	876	787
Coins	210	270	304	317	369	351	429	277	286	270
Physical Demand	2,930	3,536	3,124	3,903	4,635	4,441	5,313	4,501	4,358	3559

Physical Surplus/Deficit	205	(38)	1,058	509	(45)	102	(972)	(63)	44	952

ETF Inventory Build	253	321	623	382	185	279	(880)	(155)	(125)	524
Exchange Inventory Build	(10)	34	39	54	(6)	(10)	(98)	1	(48)	86
Net Balance	(38)	(393)	396	73	(224)	(167)	6	91	217	342

Source: GFMS

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of about 2.8% per annum, increasing 2% in 2015. Of the three sources of supply, mine production accounts for nearly 71% of total supply in 2016. Recycled gold volumes have ranged from 1,029 tonnes to 1,765 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand however jewelry’s contribution to demand has fallen from 84% in 2007 to 53% of demand in 2016. Industrial demand has been relatively constant, contributing between 8% to 17% of total demand.

Exchange traded product inventory build had seen strong growth until 2009, more than doubling between 2006 and 2009, before tapering and eventually seeing outflows between 2013 and 2015 as the price of gold fell by 36% in that time frame.  Gold ETF inventory build resumed strong growth in 2016.  During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices.   ETP inventory resumed building in 2016 after three continuous years of outflows.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 2007 to December 2017:

$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
US$/oz
Spot Gold Price
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
Source: Bloomberg, ETF Securities. Chart data from 12/31/07 to 12/31/17.

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, and the low level of forward selling by mining companies have all contributed to the increase in the gold price between 2004 and 2011. The gold price peaked at US$1,900 per ounce in September 2011 as successive Euro leader summits, bailouts and bond stability funds failed to staunch both sovereign debt and banking sector solvency concerns in Europe. 2016 proved to be a stellar year for gold rising 8.4%, ending 3 years of negative price returns. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2017. Low real interest rates, tepid economic growth, and rising policy uncertainty were key tailwinds for gold that sparked a return of investor interest. Gold prices rose 13.1% in 2017 closing at $1,303 per troy ounce.

The Silver Industry

Market Participants.

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

The Official Sector.

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to GFMS Limited in World Silver Survey 2017, at the end of 2016, government-held silver bullion stocks total 89.1 million ounces.

The Investment Sector.

This sector includes the investment and trading activities of both professional and private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges, and retail-level coin collectors.

The Manufacturing Sector.

The fabrication and manufacturing sector represents all the commercial and industrial users of silver. Industrial applications comprise the largest use of silver. The jewelry and silverware sector is the second largest, followed by the photographic industry (although the latter has been declining over a number of years as a result of the spread of digital photography).

World Silver Supply and Demand 2007-2016

The following table sets forth a summary of the world silver supply and demand for the period from 2007 to 2016 and is based on information reported by the World Silver Survey 2017, published by Thomson Reuters GFMS.

(in millions of ounces)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Supply
Mine Production	668	685	717	753	758	792	824	869	891	886
Net Government Sales	43	31	16	44	12	7	8	-	-	-
Scrap	204	200	200	226	260	254	191	165	141	140
Net Hedging Supply	(24)	(9)	(17)	50	12	(47)	(35)	17	8	(18)
Total Supply	891	907	916	1,074	1,043	1,006	988	1,051	1,040	1,007

Demand
Jewelry	182	178	177	190	192	187	222	228	228	207
Coins & Bars	62	197	93	148	208	159	241	234	291	207
Silverware	60	58	53	52	47	44	59	61	63	52
Industrial Fabrication	646	642	528	634	661	600	605	596	570	562
Electrical & Electronics	263	272	227	301	291	267	266	263	246	234
Brazing Alloys & Solders	59	62	54	61	63	61	64	67	62	55
Photography	117	98	76	68	61	54	51	49	47	45
Photovoltaic	-	-	-	-	76	58	56	52	57	77
Ethylene Oxide	8	7	5	9	6	5	8	5	10	10
Other Industrial	200	203	166	195	164	155	161	161	148	141
ETP Inventory Build	55	101	157	130	(24)	55	3	2	(18)	47
Exchange Inventory Build	22	(7)	(15)	(7)	12	62	9	(5)	13	80
Total Demand	1,026	1,169	993	1,145	1,097	1,108	1,137	1,115	1,146	1,155

Net Balance	(135)	(262)	(77)	(71)	(54)	(102)	(149)	(64)	(107)	(148)

Source: World Silver Survey 2017

The following are some of the main characteristics of the silver market illustrated by the table:

Like gold, silver has also been used as a currency in the past. However, the main differences between gold and silver is that 53% of gold is used for jewelry and 49% of silver fabrication demand is industrial uses.

New mine production accounts for approximately 88% of total silver supply. Recycled silver accounts for around 14% of total supply. Recycled silver totalled 140 million ounces in 2016, marking the fourth consecutive time recycling has fallen below 200 million ounces in 10 years.  The total of producer hedging, government sales and implied “net disinvestment” has been in decline but together account for the balance of total supply.

Industrial applications and jewelry demand accounted for 67% of total demand in 2016. Photography has been taking a lower share of overall silver demand falling from 11% in 2007 to 4% in 2016, while all other industrial applications have remained in the range of 45% to 51% over the past 10 years. Jewelry and silverware have remained relatively constant at 230 to 290 million ounces per annum. Investment in coins and bars have grown more than three-fold in the past 10 years rising from 62 million ounces in 2007 to 207 million ounces in 2016.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 2007 to December 2017 and is based on information provided by Bloomberg:

Spot Silver Price
US$/oz
$60
$50
$40
$30
$20
$10
$-
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
Source: Bloomberg, ETF Securities. Chart data from 12/31/07 to 12/31/17.

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as a  store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44 per ounce, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011. In 2017 silver prices rose 6.4%, closing at $16.90 per ounce, driven by its correlation to gold and rising global industrial activity.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 77% of platinum and palladium mine supply in 2016.

Platinum

World Platinum Supply and Demand 2007-2016

The following table sets forth a summary of the world platinum supply and demand from 2007 to 2016 and is based on information reported by Johnson Matthey, Platinum 2017 Report.

(thousands of ounces)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Supply
South Africa	5,070	4,515	4,635	4,635	4,860	4,110	4,208	3,547	4,571	4,392
Russia	915	805	785	825	835	801	736	700	670	723
North America	325	325	260	200	350	306	318	339	316	338
Zimbabwe	170	180	230	280	340	337	410	401	401	489
Others	120	115	115	110	100	126	163	156	151	161
Total Supply	6,600	5,940	6,025	6,050	6,485	5,680	5,835	5,143	6,109	6,103

Demand by Application
Autocatalyst	4,145	3,655	2,185	3,075	3,185	3,158	3,000	3,103	3,264	3,318
Chemical	420	400	290	440	470	452	528	523	539	545
Electrical	255	230	190	230	230	176	218	225	229	235
Glass	470	315	10	385	515	153	100	212	160	242
Investment	170	555	660	655	460	450	871	277	451	620
Jewelry	2,110	2,060	2,810	2,420	2,475	2,783	3,028	2,897	2,824	2,446
Medical & Biomedical	230	245	250	230	230	223	214	214	215	217
Petroleum	205	240	210	170	210	112	159	165	142	143
Other	265	290	190	300	320	395	433	438	447	461
Total Gross Demand	8,270	7,990	6,795	7,905	8,095	7,902	8,551	8,054	8,271	8,227

Recycling
Autocatalyst	(935)	(1,130)	(830)	(1,085)	(1,240)	(1,120)	(1,206)	(1,272)	(1,110)	(1,152)
Electrical	-	(5)	(10)	(10)	(10)	(22)	(24)	(27)	(29)	(32)
Jewellery	(655)	(695)	(565)	(735)	(810)	(895)	(790)	(762)	(574)	(738)
Total Recycling	(1,590)	(1,830)	(1,405)	(1,830)	(2,060)	(2,037)	(2,020)	(2,061)	(1,713)	(1,922)

Total Net Demand	6,680	6,160	5,390	6,075	6,035	5,865	6,531	5,993	6,558	6,305

Movements in Stocks	(80)	(220)	635	(25)	450	(185)	(696)	(850)	(449)	(202)

Source: Johnson Matthey PGM Market Report 2017

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 70% of total mine supply over the past five years. Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 13% of total mine supply over the past ten years. Recovery of platinum from autocatalysts is the other main source of supply and provided around 14% of total supply in 2016. This source of supply increases along with autocatalyst production.

Over the past decade, jewelry demand for platinum peaked at 41% of total demand in 2009. Jewelry demand has since declined to 30% total demand in 2016. Autocatalyst demand for platinum accounted for around 40% of total demand at the end of 2016, at around its 5-year average. Investment demand accounted for 8% of the total in 2016,  up from 5% in 2015.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements.

The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 2007 to December 2017 and is based on information provided by Bloomberg.

Spot Platinum Price
US$/oz
$2,500
$2,000
$1,500
$1,000
$500
$-
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017

Source: Bloomberg, ETF Securities. Chart data from 12/31/07 to 12/31/17.

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 per ounce in March to a low of $814 per ounce at the end of October 2008) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum and palladium continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 per troy ounce in June to a low of $1,369 per troy ounce in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recovering from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 70% of world’s supply of platinum.  A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply.  However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017. This pessimism was exacerbated by the fraud at Volkswagen that affected mainly diesel cars.  Platinum rose 3% in 2017 to $930.5 per ounce reaching a 2017 high of $1,030 per ounce in February 2017 and a low of $880 per ounce in December 2017.

Palladium

World Palladium Supply and Demand 2007-2016

The following table sets forth a summary of the world palladium supply and demand for the period from 2007 to 2016 and is based on information reported by Johnson Matthey, Palladium 2017 Report.

(thousands of ounces)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Supply
South Africa	2,765	2,430	2,370	2,640	2,560	2,359	2,465	2,125	2,684	2,574
Russia
Primary	3,050	2,700	2,675	2,720	2,705	2,627	2,528	2,589	2,434	2,773
Stock Sales	1,490	960	960	1,000	775	260	100	-	-	-
North America	990	910	755	590	900	811	831	912	874	894
Zimbabwe	135	140	180	220	265	266	322	327	320	392
Others	150	170	160	185	155	162	152	150	142	129
Total Supply	8,580	7,310	7,100	7,355	7,360	6,485	6,398	6,103	6,454	6,762

Demand by Application
Autocatalyst	4,545	4,465	4,050	5,580	6,155	6,673	7,061	7,512	7,651	7,935
Chemical	375	350	325	370	440	524	440	358	439	411
Dental	630	625	635	595	540	510	457	468	475	427
Electrical	1,550	1,370	1,370	1,410	1,375	1,190	1,070	1,014	960	953
Investment	260	420	625	1,095	(565)	467	(8)	943	(659)	(646)
Jewelry	950	985	775	595	505	442	354	272	223	189
Other	85	75	70	90	110	104	109	111	133	147
Total Gross Demand	8,395	8,290	7,850	9,735	8,560	9,910	9,483	10,678	9,222	9,416

Recycling
Autocatalyst	(1,015)	(1,140)	(965)	(1,310)	(1,695)	(1,675)	(1,905)	(2,158)	(1,891)	(1,990)
Electrical	(315)	(345)	(395)	(440)	(480)	(443)	(463)	(474)	(475)	(481)
Jewelry	(235)	(130)	(70)	(100)	(210)	(194)	(157)	(89)	(46)	(20)
Total Recycling	(1,565)	(1,615)	(1,430)	(1,850)	(2,385)	(2,312)	(2,525)	(2,721)	(2,412)	(2,491)

Total Net Demand	6,830	6,675	6,420	7,885	6,175	7,598	6,958	7,957	6,810	6,925

Movements in stocks	1,750	635	680	(530)	1,185	(1,113)	(560)	(1,854)	(356)	(163)

Source: Johnson Matthey PGM Market Report 2017

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 46% of supply over the past 10 years.  However its production has declined and sales of state held stock has dwindled down to zero.  In 2016, Russia provided 41% of mine supplies while South Africa produced 38%.  South Africa has on average supplied over 35% of production over the past 10 years.  North America contributes approximately 12% of mine supply.  Recovery of palladium has more than doubled over the past 11 years to account for 27% of overall supply at the end of 2016. Autocatalysts are the largest component of palladium demand, representing close to 84% of total demand in 2016.  Palladium investment demand was negative in 2015 and 2016, giving back all of the investment demand in 2014. Jewelry demand for palladium contributed 2% of total demand in 2016, down from 4% in 2006. Other industrial demand (electronics, dentistry and chemical) has fallen from 31% of total demand in 2007 to 21% of total demand in 2016.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 2007 to December 2017 and is based on information provided by Bloomberg:

$1,200
$1,000
$800
$600
$400
$200
$-
US$/oz
Spot Palladium Price
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017

Source: Bloomberg, ETF Securities. Chart data from 12/31/07 to 12/31/17.

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579 per ounce in February 2008 to $173 per ounce in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand in addition to increasing emission controls. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012. Palladium rose to a 13 year high of $907 per ounce in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was the top performer of the precious metals complex through the close of 2017 as it rose 56% this year ending at $1,064 per ounce. Given palladium’s demand is most sensitive to the industrial production cycle palladium may see further support along with industrial metals in anticipation of a rise in US infrastructure spending and recovery in global growth. Expected continued supply deficits, growing demand, and drawdowns in above ground stocks have kept the market balance for palladium favorable.

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

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that will clear the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff. There are currently twelve gold participants Bank of China, Bank of Communications, Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank, INTL FCStone, Jane Street Global Trading LLC, JP Morgan Chase Bank NA, Koch Supply and Trading LP, Morgan Stanley, The Bank of Nova Scottia – Scotia Mocatta and the Toronto Dominon Bank), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

The IBA auction process begins with a notice of an auction round issued to gold participants before the commencement of the auction round stating a gold price in U.S. Dollars, at which the auction round will be conducted. An auction round lasts 30 seconds. Gold participants electronically place bid and offer orders at the round’s stated price and indicate whether the orders are for their own account or for the account of clients. Aggregate bid and offer volume will be shown live on WebICE, providing a level playing field for all participants.

At the end of the auction round, the IBA system evaluates the equilibrium of the bid and offer orders submitted. If bid and offer orders indicate an imbalance outside of acceptable tolerances established for the IBA system (normally 10,000 oz) (e.g., too many purchase orders submitted compared to sell orders or vice versa), the auction chairman calculates a new auction round price is calculated principally based on the volume weighting of bid and offer orders submitted in the immediately completed auction round. For instance, if the order imbalance indicates that purchase orders (bids) outweigh sales orders (offers) then a new auction round price will be issued that will be increased over that used in the prior auction round. Likewise, the new auction round price will be decreased from the prior round’s price if offers outweigh bids. To clear the imbalance, the IBA system then issues another notice of auction round to gold participants at the newly calculated price. During this next 30 second auction round, gold participants again submit orders, and after it ends, the IBA system evaluates for order imbalances. If order imbalances persist, a new auction price will be calculated and a further auction round will occur. This auction round process continues until an equilibrium within specified tolerances is determined to exist. Once the IBA system determines that orders are in equilibrium within system tolerances, the auction process ends and the equilibrium auction round price becomes the LBMA PM Gold Price.

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

Futures Exchanges

The most significant gold futures exchanges are the COMEX and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and has been trading gold since 1974. The TOCOM has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades gold futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

On July 14, 2017, the LBMA announced that IBA had been selected to be the third-party administrator for the “LBMA Silver Price”. Effective as of October 2, 2017 IBA provides the auction platform and methodology as well as the overall administration and governance for the LBMA Silver Price benchmark. IBA operates an “equilibrium auction”, which is an electronic, tradable and auditable, over-the-counter auction for LBMA-authorized participating silver bullion banks or market makers and sponsored clients of direct participants (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “LBMA Silver Price”. The LBMA Silver Price equilibrium auction operated by CME Group Inc. and Thomson Reuters prior to October 2, 2017 was selected by the LBMA as the silver valuation replacement for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014. The LBMA Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

The LBMA Silver Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of Silver Good Delivery Bars that will clear the maximum amount of bids and offers for silver entered by order-submitting silver participants each day. IBA will use ICE’s front-end system, WebICE, as the technology platform that will allow direct participants, as well as sponsored clients of direct participants, to manage their orders in the auction in real time via their own desktops. As the IBA electronic silver auction market develops, IBA expects to admit additional silver participants to the order submission process. The benchmark is published when the auction finishes, typically a few minutes after 12:00 noon (London time).

At the opening of each auction, IBA in the role of auction chairman (“Chairman”) will announce an opening price (in U.S. Dollars), that takes into account current market conditions and begin auction rounds, with an expected duration of at least every 30 seconds each. During each auction round, participants may enter the volume they wish to buy or sell at that price, and such orders will be part of the price formation. Aggregate bid and offer volume will be shown live on WebICE. At the end of each auction round, the total net volume will be calculated. If this “imbalance” is larger than the imbalance tolerance (currently set at 500,000 oz.) then a new price will be set by the Chairman (based on the current market conditions, and the direction and magnitude of the imbalance in the round) and begin a new auction round. If the imbalance is less than the tolerance, then the auction is complete with all volume tradeable at that price. The price will then be set in U.S. Dollars and also converted into other currencies, including Australian Dollars, British Pounds, Canadian Dollars, Euros, Onshore and Offshore Yuan, Indian Rupees, Japanese Yen, Malaysian Ringgit, Russian Rubles, Singapore Dollars, South African Rand, Swiss Francs, New Taiwan Dollars, Thai Baht and Turkish Lira. The auction will be run at 12:00 noon (London time).

During the auction, the price at the start of each round, and the volumes at the end of each round will be available through major market data vendors. As soon as the auction finishes, the final prices and volumes will be available through major market data vendors. IBA will also publish transparency reports, detailing the prices, volumes and times for each round of the auction. These transparency reports will be available through major market data vendors and IBA when the auction finishes. The process can also be observed real-time through a WebICE screen. The auction mechanism will provide a complete audit trail.

As of August 1, 2017, there were seven direct participants in the LBMA Silver Price administered by CME Group and Thomson Reuters. As of February 14, 2018 there are nine direct participants participating in the auction process that determines the LBMA Silver Price.

Since April 1, 2015, the LBMA Silver Price has been regulated by the Financial Conduct Authority (“FCA”) in the UK..  IBA is already authorized as a regulated benchmark administrator by the FCA. Under the UK benchmark regulation, the governance structure for a regulated benchmark must include an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and the administrator (i.e., IBA). Through the Oversight Committee the LBMA will continue to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. The price discovery process for the LBMA Silver Price will be subject to surveillance by IBA. IBA has been formally assessed against the IOSCO Principles. In order to meet the IOSCO Principles, the price discovery used for the LBMA Silver Price benchmark will be auditable and transparent.

The LBMA Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the auction. IBA’s auction process is similar to CME Group’s auction process, which in turn was similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the LBMA Silver Price has several advantages over the previous London silver fix. IBA’s auction process will be fully transparent in real-time to direct participants and sponsored clients and, at the close of each auction, to the general public. IBA’s auction process also will be fully auditable since an audit trail exists for every change made in the process. Moreover, the audit trail and active surveillance of the auction process by IBA, as well as the FCA’s oversight of IBA, should deter manipulative and abusive conduct in establishing each day’s LBMA Silver Price.

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

An exchange does not buy or sell those contracts, but seeks to offer a transparent forum where members, on their own behalf or on the behalf of customers, can trade the contracts in a safe, efficient and orderly manner. During regular trading hours at the COMEX, the commodity contracts are traded on CME Globex system, an electronic; a verbal auction in which all bids, offers and trades must be publicly announced to all members and, upon execution, centrally cleared. Electronic trading is offered by the exchange almost 24 hours a day (except for a short break in the evening),  six days a week.

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

The LME PM Fix results from LMEbullion. Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Five LPPM members are currently participating in establishing the LME PM Fix (BASF Metals Limited, Goldman Sachs International, HSBC Bank USA NA, Johnson Matthey plc and ICBC Standard Bank plc). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

Since December 1, 2014, the Sponsor has determined that the London platinum fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day.  The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day will be the LME PM Fix for such day.

As of December 1, 2014, the LPPFCL transferred ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium bullion to a subsidiary company of the LBMA.

Futures Exchanges

The most significant platinum futures exchanges are the COMEX and the TOCOM. The COMEX is the largest exchange in the world for trading precious metals futures and options and launched platinum futures in 1956, followed with options in 1990. The TOCOM has been trading platinum since 1984. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the platinum represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades platinum futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

The LME PM Fix results from LMEbullion.    Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Five LPPM members are currently participating in establishing the LME PM Fix (BASF Metals Limited, Goldman Sachs International, HSBC Bank USA NA, Johnson Matthey plc and ICBC Standard Bank plc). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

Since December 1, 2014, the Sponsor has determined that that the London palladium fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing palladium bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s palladium bullion each trading day.  The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s palladium bullion as of any day will be the LME PM Fix for such day.

As of December 1, 2014, the LPPFCL transferred ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium bullion to a subsidiary company of the LBMA.

Futures Exchanges

The most significant palladium futures exchanges are the COMEX and the TOCOM. The COMEX is the largest exchange in the world for trading precious metals futures and options and launched palladium futures in 1968, followed with options in 2010. The TOCOM has been trading palladium since 1992. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the palladium represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades palladium futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

The U.S. Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps.  In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce, traded as spot as well as deliverable forwards.

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

Change in Settlement Cycle

Pursuant to an SEC rule amendment adopted in March 2017, the standard settlement cycle for most securities transactions by broker-dealers was shortened from three business days after the trade date (“T+3 Settlement”) to two business days following the trade date (“T+2 Settlement”), effective as of September 5, 2017.  Consistent with the rule amendment, beginning on September 5, 2017, the creation and redemption processes for the Trust changed from T+3 Settlement to T+2 Settlement.  Creation and redemption orders placed before September 5, 2017 were not subject to this change.

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

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time.  Presently, the Sponsor does not intend to waive any of its fee.

Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor’s Fee attributable to Shares held by certain institutional investors subject to minimum shareholding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. The Sponsor expects that any agreement to rebate the Sponsor’s Fee will address key terms such as the requirement that the institutional investor invest in an amount greater than 2,000,000 Shares and that all or a portion of the investment to which the rebate applies be subject to a lockup period. Furthermore, the written agreement would detail how the institutional investor may establish that shareholdings and lockup period requirements have been met (e.g., permitting the Sponsor to monitor the institutional investor’s holdings in Shares from time to time). Each written rebate agreement will be expected to have an initial term of one year and will automatically be extended on a month-to-month basis until terminated by either party on written notice. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor on a case by case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor’s Fee. Neither the Trust nor the Trustee will be a party to any Sponsor’s Fee rebate arrangements negotiated by the Sponsor.  Any Sponsor’s Fee rebate shall be paid from the funds of the Sponsor and not from the assets of the Trust.

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

The Sponsor’s Fee for the year ended December 31, 2017 was $1,942,976  (December 31, 2016: $1,283,558;  December 31, 2015: $937,624).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Deposit of Bullion; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Only registered broker-dealers, or other securities market participants not required to register as broker-dealers such as a bank or other financial institution, who (1) are participants in DTC and (2) have entered into written agreements with the Sponsor and the Trustee (each an “Authorized Participant”) can deposit Bullion in the specified proportion of gold, silver, platinum and palladium and receive Baskets of Shares in exchange.

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

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account, either loco London or loco Zurich, with the required Bullion deposit amount in the specified proportion of gold, silver, platinum and palladium by the second business day in London or Zurich following the purchase order date. Upon receipt of the Bullion deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the Bullion deposit amount from the Authorized Participant Unallocated Account to the unallocated Bullion account of the Trust established with the Custodian under the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct the Depository Trust Company (the “DTC”) to credit the number of Baskets ordered to the Authorized Participant’s DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the Bullion deposit amount from the Trust Unallocated Account to the allocated Bullion account of the Trust established with the Custodian under the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”), by transferring specific Bullion bars and plates or ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the second business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under “Creation and Redemption Transaction Fee” below).

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account, either loco London or loco Zurich, representing the amount of the Bullion (in the specified proportion of gold, silver, platinum and palladium) held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of Bullion included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions are subject to the deduction of any applicable tax or other governmental charges which may be due. If a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the settlement of loco London or loco Zurich redemption deliveries may be delayed more than two, but not more than five, business days.

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

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at c/o ETF Securities Limited, Ordnance House, 31 Pier Road, St. Helier, Jersey, JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian’s Role

The Custodian is responsible for the safekeeping of the Trust’s Bullion deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodians and its other sub-custodians, if any. The Custodian facilitates the transfer of Bullion in and out of the Trust through the unallocated Bullion accounts it will maintain for each Authorized Participant and the unallocated and allocated Bullion accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated Bullion to be held in London. The Zurich Sub-Custodian holds at its Zurich, Switzerland vault premises that portion of the Trust’s allocated platinum and palladium to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific bars of physical gold and silver and specific plates or ingots of physical platinum and palladium to the Trust’s allocated Bullion account. The Custodian provides the Trustee with regular reports detailing the Bullion transfers in and out of the Trust’s unallocated and allocated Bullion accounts and identifying the gold and silver bars and the platinum and palladium plates or ingots held in the Trust’s allocated Bullion account.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2017.

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

Custody of the Trust’s Bullion

Custody of the physical gold and silver deposited with and held by the Trust is provided by the Custodian at its London, England vaults and by other sub-custodians on a temporary basis. Custody of the physical platinum and palladium deposited with and held by the Trust is provided by the Custodian at its London, England vaults and by the Zurich Sub-Custodians selected by the Custodian in their Zurich, Switzerland vaults and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA and the LPPM.

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

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of Bullion in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates Bullion deposited in unallocated form with the Trust by selecting bars of gold or silver or plates or ingots of platinum or palladium for deposit to the Trust Allocated Account or, with respect to platinum or palladium to be held in Zurich, require the Zurich Sub-Custodians to allocate platinum or palladium deposited in unallocated form with the Trust by selecting plates or ingots of platinum or palladium for deposit for the benefit of the Trust Allocated Amount. All physical gold and silver allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA. All physical platinum and palladium allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM.

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

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares, including substantial changes to the Code made in the recently enacted Tax Cuts and Jobs Act (P.L. 115-97).

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

Shareholders will be required to recognize gain or loss upon a sale of Bullion by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes. As a result of the recently enacted Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

It is anticipated that the Shares will constitute “publicly offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, only Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver.  Between 2005 and 2015, world platinum mine supply averaged 6.1 million ounces and world palladium mine supply averaged 7.1  million ounces. In 2016,  total global supply measured 6.0 million ounces of platinum and 6.6  million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that the metal holdings of the Trust will have a similar impact or have no long-term metal price impact thereby affecting Share trading prices.

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

The LBMA PM Gold Price may prove unreliable.

Since March 20, 2015, the Sponsor has utilized the LBMA PM Gold Price as the benchmark price for valuing gold held, received or delivered by the Trust.  Prior to March 20, 2015, the Trust utilized the London PM Fix (as defined below) as its benchmark for valuation purposes. The London fix for gold (the “London gold fix”), which the London Gold Market Fixing Ltd. discontinued on March 19, 2015, was the twice daily fix of the price of a troy ounce of gold which was established and published during fixing sessions beginning at 10:30 a.m. London time (the “London AM Fix”) and 3:00 p.m. London time (the “London PM Fix”). The London gold fix was performed in London by the four members of the London gold fix, on each London business day and was widely accepted among gold market participants. The LBMA PM Gold Price, and the mechanism for its establishment, has a limited operating history and may, among other things:

•	not behave over time like the London PM Fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London PM Fix;
•	result in delays or errors in the determination of a daily benchmark price of gold; or
•	otherwise prove unreliable as a benchmark price.

If the LBMA PM Gold Price is unreliable for any reason, the price of gold and the market price for the Shares may decline or be subject to greater volatility.

Additionally, any concern about the integrity or reliability of the LBMA PM Gold Price, even if later shown to be without merit, could disrupt trading in gold and products using the LBMA PM Gold Price, such as the Shares. This could lead to less liquidity or greater price volatility for gold and products using the LBMA PM Gold Price, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

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

The LBMA Silver Price, and the mechanism for its establishment, have a limited operating history and may, among other things:

•	not behave over time like the London silver fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London silver fix;
•	result in delays or errors in the determination of a daily benchmark price of silver; or
•	otherwise prove unreliable as a benchmark price.

If the LBMA Silver Price is unreliable for any reason, the price of silver and the market price for the Shares may decline or be subject to greater volatility.

Additionally, any concern about the integrity or reliability of the LBMA Silver Price, even if later shown to be without merit, could disrupt trading in silver and products using the LBMA Silver Price, such as the Shares. This could lead to less liquidity or greater price volatility for silver and products using the LBMA Silver Price, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust has utilized the LME PM Fix as the benchmark price for valuing platinum and palladium held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon platinum fix and the London afternoon palladium fix as its benchmarks for valuation purposes. The London afternoon fix for platinum and palladium was the price of an ounce of platinum or palladium as set by four fixing members of the LPPM at approximately 2:00 PM, London time, on each working day and was widely accepted among platinum and palladium market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA and the administration of platinum and palladium price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix. The LME has not operated this fixing process previously and the LME PM Fix may, among other things:

•	not behave over time like the London afternoon platinum fix and the London afternoon palladium fix have historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London afternoon platinum fix or the London afternoon palladium fix;
•	result in delays or errors in the determination of a daily benchmark price of platinum or palladium; or
•	otherwise prove unreliable as a benchmark price.

If the LME PM Fix is unreliable for any reason, the price of platinum or palladium and the market price for the Shares may decline or be subject to greater volatility.

Additionally, any concern about the integrity or reliability of the LME PM Fix, even if later shown to be without merit, could disrupt trading in platinum, palladium and products using the LME PM Fix, such as the Shares. This could lead to less liquidity or greater price volatility for platinum, palladium and products using the LME PM Fix, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

Regulatory activity or lawsuits with respect to the historical methods of setting the prices of gold, silver, platinum and palladium, which were used prior to the adoption of the LBMA PM Gold Price in March 2015, the LBMA Silver Price in August 2014 and the LME PM Fix in December 2014, may impact market confidence in the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix.

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last four years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals), or could lead to less liquidity or greater price volatility for these metals and products that use these benchmark prices, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the prices of the underlying bullion may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of Bullion to and by the Custodian) encounter any unanticipated difficulties, including, but not limited to, the Trust’s inability in the future to obtain regulatory approvals for the offer and sale of additional Shares after its present offering is completed, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the prices of the underlying Bullion may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the prices of the underlying Bullion and may fall. Additionally, redemptions could be suspended in any period during which (1) the NYSE Arca is closed (other than customary weekend or holiday closings) or trading on the NYSE Arca is suspended or restricted, or (2) an emergency exists as a result of which delivery, disposal or evaluation of the gold is not reasonably practicable.

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

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors or approve amendments to the Trust Agreement and will not receive dividends).

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

A decline in the automobile industry or a shift from gasoline-powered to electric vehicles may have the effect of causing a decline in the prices of platinum and palladium and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use platinum and palladium, accounted for approximately 40% of the global demand in platinum and 84% of the global demand in palladium in 2016.  Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand.  A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum and palladium and affect the price of the Shares.

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith,  wilful misconduct, wilful malfeasance or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

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

The following tables set out the range of high and low closing prices for the Shares that have been reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2017 and 2016:

Fiscal Year Ended December 31, 2017: Quarter Ended
	High	Low
March 31, 2017	$64.17	$58.53
June 30, 2017	$65.12	$60.38
September 30, 2017	$67.37	$59.75
December 31, 2017	$65.18	$61.53

Fiscal Year Ended December 31, 2016: Quarter Ended
	High	Low
March 31, 2016	$60.72	$52.15
June 30, 2016	$65.78	$58.03
September 30, 2016	$70.18	$65.65
December 31, 2016	$65.95	$56.70

The number of outstanding Shares of the Trust as of February 21,  2018 was 5,800,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2017	$65.97	$62.19
September 2017	$67.37	$63.30
October 2017	$65.18	$62.85
November 2017	$64.84	$63.46
December 2017	$65.01	$61.53
January 2018	$67.81	$65.67

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2017 and 2016:

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2017	-	-	-	-	-
February 2017	50,000	0.029	1.059	0.004	0.006
March 2017	-	-	-	-	-
April 2017	-	-	-	-	-
May 2017	-	-	-	-	-
June 2017	-	-	-	-	-
July 2017	-	-	-	-	-
August 2017	-	-	-	-	-
September 2017	-	-	-	-	-
October 2017	-	-	-	-	-
November 2017	-	-	-	-	-
December 2017	-	-	-	-	-
Total	50,000

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2016	200,000	0.029	1.066	0.004	0.006
February 2016	200,000	0.029	1.066	0.004	0.006
March 2016	-	-	-	-	-
April 2016	-	-	-	-	-
May 2016	-	-	-	-	-
June 2016	-	-	-	-	-
July 2016	-	-	-	-	-
August 2016	-	-	-	-	-
September 2016	-	-	-	-	-
October 2016	50,000	0.029	1.061	0.004	0.006
November 2016	-	-	-	-	-
December 2016	-	-	-	-	-
Total	450,000

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$362,116	$261,641	$161,846	$237,238	$259,922
Total gain / (loss) on Bullion	$33,188	$6,284	$(17,850)	$(5,967)	$(52,947)
Change in net assets from operations	$31,245	$5,000	$(18,787)	$(7,056)	$(54,148)
Weighted average number of Shares	5,131,918	3,443,989	2,645,205	2,669,726	2,607,260
Net increase / (decrease) in net assets per Share	$6.09	$1.45	$(7.10)	$(2.64)	$(20.77)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

The Trust issues and redeems Shares only in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers, or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “GLTR.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) since inception.

NAV per Share vs. Proportionate Price from October 18, 2010 (the Date of Inception) to December 31, 2017

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

	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$)
Investment in Bullion - cost	$346,429	$276,167	$188,277
Unrealized gain / (loss) on investment in Bullion	15,687	(17,432)	(26,431)
Investment in Bullion - fair value	$362,116	$258,735	$161,846

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2017 and 2016, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$)
Total gain / (loss) on Bullion	$33,188	$6,284	$(17,850)
Net change in assets from operations	$31,245	$5,000	$(18,787)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2017

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $261,511,595 at December 31, 2016 to $361,931,979 at December 31, 2017, a 38.40% increase for the year. The increase in the Trust’s NAV resulted primarily from  an  increase in outstanding Shares, which rose from 4,500,000 Shares at December 31, 2016 to 5,600,000 Shares at December 31, 2017, a result of 1,150,000 Shares (23 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the year and an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 11.89% during the year.

The NAV per Share increased 11.22% from $58.11 at December 31, 2016 to $64.63 at December 31, 2017. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,942,976 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $67.28 at September 8, 2017 was the highest during the year, compared with a low of $57.83 at January 3, 2017.

The increase in net assets from operations for the year ended December 31, 2017 was $31,244,781, resulting from a realized gain of $16,756 on Bullion transferred to pay expenses, a realized gain of $51,333 on Bullion distributed for the redemption of Shares and a change in unrealized gain on investment in Bullion of $33,119,668 offset by the Sponsor’s Fee of $1,942,976.  Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2017.

The year ended December 31, 2016

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

The NAV per Share increased 11.36% from $52.18 at December 31, 2015 to $58.11 at December 31, 2016. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,283,558 for the year, or 0.60% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year ended December 31, 2017
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$431	$471	$506	$535	$1,943
Total expenses	431	471	506	535	1,943

Net investment loss	(431)	(471)	(506)	(535)	(1,943)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	(10)	5	6	16	17
Realized gain on Bullion distributed for the redemption of Shares	51	-	-	-	51
Change in unrealized gain / (loss) on investment in Bullion	24,221	(8,153)	10,878	6,174	33,120
Total gain / (loss) on Bullion	24,262	(8,148)	10,884	6,190	33,188

Change in net assets from operations	$23,831	$(8,619)	$10,378	$5,655	$31,245

Net increase / (decrease)in net assets per Share	$5.10	$(1.70)	$1.97	$1.03	$6.09

Weighted average number of Shares	4,674,444	5,063,187	5,276,630	5,502,717	5,131,918

Year ended December 31, 2016
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$241	$274	$380	$389	$1,284
Total expenses	241	274	380	389	1,284

Net investment loss	(241)	(274)	(380)	(389)	(1,284)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	(28)	1	25	8	6
Realized loss on Bullion distributed for the redemption of Shares	(2,721)	-	-	(1)	(2,722)
Change in unrealized gain / (loss) on investment in Bullion	23,340	17,105	5,190	(36,635)	9,000
Total gain / (loss) on Bullion	20,591	17,106	5,215	(36,628)	6,284

Change in net assets from operations	$20,350	$16,832	$4,835	$(37,017)	$5,000

Net increase / (decrease)in net assets per Share	$7.14	$5.75	$1.28	$(8.77)	$1.45

Weighted average number of Shares	2,848,901	2,926,923	3,765,761	4,222,283	3,443,989

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2017.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
ETFS Precious Metals Basket Trust:

Opinion on Internal Control Over Financial Reporting

We have audited ETFS Precious Metals Basket Trust’s (the Trust) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations and changes in net assets, and the related notes (collectively, the financial statements) and financial highlights for each of the years in the three-year period ended December 31, 2017, and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements and financial highlights for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and financial highlights in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements and financial highlights.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/KPMG LLP

New York, New York
February 26, 2018

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited. He is the founder and chairman of ten other companies issuing exchange-traded products: Gold Bullion Securities Limited, ETFS Metal Securities Australia Limited (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Equity Securities Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Limited in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $20 billion. He is also a director of ETFS Management (AUS) Limited in Australia. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Mr. Tuckwell was awarded with the Degree of Doctor from Australia National University, honoris causa.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. He is also a non-executive director and the Compliance Officer of ETFS Metal Securities Limited, Gold Bullion Securities Limited, ETFS Oil Securities Limited, ETFS Commodity Securities Limited, ETFS Hedged Commodity Securities Limited, ETFS Foreign Exchange Limited, ETFS Hedged Metal Securities Limited, Swiss Commodity Securities Limited and ETFS Equity Securities Limited in Jersey. Mr. Foulds is a Chartered Accountant (FCA), having previously worked for and trained with Deloitte, Jersey. He has over fifteen years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2017, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	% of Class
Charles Schwab Investment Advisory, Inc..
211 Main St.
San Francisco, CA 94105	734,036	13.1%

Security Ownership of Management

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Audit fees - KPMG	$50,160	$57,000
Audit related fees - KPMG	8,000	23,000
Audit related fees - Deloitte	-	12,000
	$58,160	$92,000

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP and Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approval Policies and Procedures

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

4.2

Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Quarterly Report on Form 10-Q for the quarter ended September 30, 201710K for the fiscal year ended December 31, 2011.

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

Item 16. Form 10-K Summary

Not applicable.

ETFS PRECIOUS METALS BASKET TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
ETFS Precious Metals Basket Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of ETFS Precious Metals Basket Trust (the “Trust”), including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2017. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2017, and financial highlights for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 26, 2018

ETFS PRECIOUS METALS BASKET TRUST

Statements of Assets and Liabilities
At December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: December 31, 2017: $196,806; December 31, 2016: $156,455)	$208,689	$149,152
Silver (cost: December 31, 2017: $103,311; December 31, 2016: $82,947)	99,537	76,624
Platinum (cost: December 31, 2017: $23,345; December 31, 2016: $19,292)	19,895	15,562
Palladium (cost: December 31, 2017: $22,967; December 31, 2016: $17,473)	33,995	17,397
Total investment in Bullion	362,116	258,735

Bullion receivable	-	2,906
Total assets	362,116	261,641

LIABILITIES
Fees payable to Sponsor	184	129
Total Liabilities	184	129

NET ASSETS (1)	$361,932	$261,512

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2017 were 5,600,000 and at December 31, 2016 were 4,500,000.  Net asset value per Share at December 31, 2017 was $64.63 and at December 31, 2016 was  $58.11.

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Schedules of Investments
At December 31, 2017 and 2016

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	160,963.2	$196,806	$208,689	57.66%
Silver	5,901,979.3	103,311	99,537	27.50%
Platinum	21,461.5	23,345	19,895	5.50%
Palladium	32,192.4	22,967	33,995	9.39%
Total investment in Bullion		$346,429	$362,116	100.05%
Other assets in excess of liabilities			(184)	(0.05)%
Net assets			$361,932	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	128,679.3	$156,455	$149,152	57.03%
Silver	4,718,236.5	82,947	76,624	29.30%
Platinum	17,157.1	19,292	15,562	5.95%
Palladium	25,735.6	17,473	17,397	6.65%
Total investment in Bullion		$276,167	$258,735	98.94%
Less liabilities			2,777	1.06%
Net assets			$261,512	100.00%

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Operations
For the years ended December 31, 2017, 2016 and 2015

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,943	$1,284	$937
Total expenses	1,943	1,284	937

Net investment loss	(1,943)	(1,284)	(937)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	17	6	(55)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	51	(2,722)	391
Change in unrealized gain / (loss) on investment in Bullion	33,120	9,000	(18,186)
Total gain / (loss) on Bullion	33,188	6,284	(17,850)

Change in net assets from operations	$31,245	$5,000	$(18,787)

Net increase / (decrease) in net assets per Share	$6.09	$1.45	$(7.10)

Weighted average number of Shares	5,131,918	3,443,989	2,645,205

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2017 , 2016 and 2015

	Year ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	4,500,000	$261,512
Net investment loss		(1,943)
Realized gain on investment in Bullion		68
Change in unrealized gain on investment in Bullion		33,120
Change in unrealized loss on unsettled creations or redemptions		(58)
Creations	1,150,000	72,378
Redemptions	(50,000)	(3,145)
Closing balance at December 31, 2017	5,600,000	$361,932

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,100,000	$161,766
Net investment loss		(1,284)
Realized loss on investment in Bullion		(2,716)
Change in unrealized gain on investment in Bullion		9,000
Change in unrealized gain on unsettled creations or redemptions		58
Creations	1,850,000	119,307
Redemptions	(450,000)	(24,619)
Closing balance at December 31, 2016	4,500,000	$261,512

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	3,850,000	$237,152
Net investment loss		(937)
Realized gain on investment in Bullion		336
Change in unrealized loss on investment in Bullion		(18,186)
Creations	1,000,000	55,156
Redemptions	(1,750,000)	(111,755)
Closing balance at December 31, 2015	3,100,000	$161,766

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights
For the years ended December 31, 2017, 2016 and 2015

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$58.11	$52.18	$61.60
Income from investment operations:
Net investment loss	(0.38)	(0.37)	(0.35)
Total realized and unrealized gains or losses on investment in Bullion	6.90	6.30	(9.07)
Change in net assets from operations	6.52	5.93	(9.42)

Net asset value per Share at end of year	$64.63	$58.11	$52.18

Weighted average number of Shares	5,131,918	3,443,989	2,645,205

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	11.22%	11.36%	(15.29)%

See Notes to the Financial Statements.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

1. Organization

The ETFS Precious Metals Basket Trust (the “Trust”) is an investment trust formed on October 18, 2010, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon, as   trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold, silver, platinum and palladium in set ratios (together, “Bullion”) and issues Shares (“Shares”) (in minimum blocks of 50,000 Shares, referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

Since August 15, 2014, an electronic, over-the-counter silver bullion auction has been conducted in London, England to establish a fixing price for an ounce of silver once each trading day  (the “LBMA Silver Price”). The LBMA Silver Price is established by the nine LBMA authorized bullion banks and market makers participating in the auction and disseminated by major market vendors. The LBMA Silver Price was initially operated by CME Group, Inc. until October 2, 2017, at which time IBA commenced administration of the LBMA Silver Price. The London Metal Price for silver held by the Trust is the LBMA Silver Price.

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

Once the value of the Bullion has been determined, the net asset value (the “NAV”) is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

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

The categorization of the Trust’s assets is as shown below:

December 31, 2017 and 2016

(Amounts in 000's of US$)	December 31, 2017	December 31, 2016
Level 2
Investment in Bullion	$362,116	$258,735

There were no re-allocations or transfers between levels during the years ended December 31, 2017 and 2016.

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of the Bullion is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of the Bullion is transferred within two business days of the trade date.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective as of September 5, 2017, the typical settlement period for Shares is two business days. Prior to September 5, 2017, the typical settlement period was three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When Bullion is exchanged in settlement of redemption, it is considered a sale of Bullion for financial statement purposes.

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

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the years ended December 31, 2017 and 2016:

(Amounts in 000's of US$, except for ounces data)	Year ended December 31, 2017
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	128,679.3	4,718,236.5	17,157.1	25,735.6	4,889,808.5
Creations	34,600.0	1,268,666.3	4,613.3	6,920.0	1,314,799.6
Redemptions	(1,444.2)	(52,952.5)	(192.6)	(288.8)	(54,878.1)
Transfers of Bullion to pay expenses	(871.9)	(31,971.0)	(116.3)	(174.4)	(33,133.6)
Closing balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4

Investment in Bullion
Opening balance	$149,152	$76,624	$15,562	$17,397	$258,735
Creations	43,165	21,854	4,396	5,811	75,226
Redemptions	(1,786)	(938)	(196)	(225)	(3,145)
Realized gain / (loss) on gold distributed for the redemption of Shares	32	10	(19)	28	51
Transfers of Bullion to pay expenses	(1,087)	(541)	(110)	(149)	(1,888)
Realized gain / (loss) on Bullion transferred to pay expenses	27	(20)	(19)	28	17
Change in unrealized gain on investment in Bullion	19,186	2,548	281	11,105	33,120
Closing balance	$208,689	$99,537	$19,895	$33,995	$362,116

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2016
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	90,182.5	3,306,687.6	12,024.2	18,036.3	3,426,930.6
Creations	52,150.2	1,912,173.7	6,953.4	10,430.0	1,981,707.3
Redemptions	(13,073.1)	(479,346.8)	(1,743.1)	(2,614.6)	(496,777.6)
Transfers of Bullion to pay expenses	(580.3)	(21,278.0)	(77.4)	(116.1)	(22,051.8)
Closing balance	128,679.3	4,718,236.5	17,157.1	25,735.6	4,889,808.5

Investment in Bullion
Opening balance	$95,796	$45,699	$10,485	$9,866	$161,846
Creations	67,230	35,223	7,221	6,783	116,457
Redemptions	(14,773)	(6,974)	(1,522)	(1,350)	(24,619)
Realized loss on gold distributed for the redemption of Shares	(544)	(1,195)	(522)	(461)	(2,722)
Transfers of Bullion to pay expenses	(722)	(364)	(76)	(71)	(1,233)
Realized gain / (loss) on Bullion transferred to pay expenses	31	(4)	(13)	(8)	6
Change in unrealized gain / (loss) on investment in Bullion	2,134	4,239	(11)	2,638	9,000
Closing balance	$149,152	$76,624	$15,562	$17,397	$258,735

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

For the year ended December 31, 2017 the Sponsor’s Fee was $1,942,976  (December 31, 2016: $1,283,558;  December 31, 2015:  $937,624).

As of December 31, 2017, the fees payable to the Sponsor were $183,974  (December 31, 2016: $129,462).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2017 and 2016.

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

5. Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees, and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith, willful malfeasance or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents.

The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date:	February 26, 2018	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 26, 2018	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.