Form 10-Q
period 2018-03-31
ETFS Precious Metals Basket Trust
filed 2018-05-04
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Yes ☐ No ☒

As of May  1, 2018, ETFS Precious Metals Basket Trust had 6,000,000 ETFS Physical PM Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: March 31, 2018: $208,362; December 31, 2017: $196,806)	$224,174	$208,689
Silver (cost: March 31, 2018: $108,341; December 31, 2017: $103,311)	101,082	99,537
Platinum (cost: March 31, 2018: $24,371; December 31, 2017: $23,345)	21,133	19,895
Palladium (cost: March 31, 2018: $24,974; December 31, 2017: $22,967)	32,851	33,995
Total investment in Bullion	379,240	362,116

Bullion receivable	3,212	-
Total Assets	382,452	362,116

LIABILITIES
Fees payable to Sponsor	193	184
Total Liabilities	193	184

NET ASSETS (1)	$382,259	$361,932

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2018 were 5,950,000 and at December 31, 2017 were 5,600,000. Net asset values per Share at March 31, 2018 and December 31, 2017  were $64.25 and $64.63, respectively.

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Schedules of Investments
At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	169,334.9	$208,362	$224,174	58.64%
Silver	6,208,940.8	108,341	101,082	26.44%
Platinum	22,577.8	24,371	21,133	5.53%
Palladium	33,866.7	24,974	32,851	8.59%
Total investment in Bullion		$366,048	$379,240	99.21%
Other assets in excess of liabilities			3,019	0.79%
Net assets			$382,259	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	160,963.2	$196,806	$208,689	57.66%
Silver	5,901,979.3	103,311	99,537	27.50%
Platinum	21,461.5	23,345	19,895	5.50%
Palladium	32,192.4	22,967	33,995	9.39%
Total investment in Bullion		$346,429	$362,116	100.05%
Less liabilities			(184)	(0.05)%
Net assets			$361,932	100.00%

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$562	$431
Total expenses	562	431

Net investment loss	(562)	(431)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	30	(10)
Realized gain on Bullion distributed for the redemption of Shares	484	51
Change in unrealized (loss) / gain on investment in Bullion	(2,495)	24,221
Total (loss) / gain on investment in Bullion	(1,981)	24,262

Change in net assets from operations	$(2,543)	$23,831

Net (decrease) / increase in net assets per Share	$(0.44)	$5.10

Weighted average number of Shares	5,796,667	4,674,444

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statement of Changes in Net Assets
For the three months ended March 31, 2018 (Unaudited) and the year ended December 31, 2017

	Three Months Ended March 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	5,600,000	$361,932
Net investment loss		(562)
Realized gain on investment in Bullion		514
Change in unrealized loss on investment in Bullion		(2,495)
Change in unrealized loss on unsettled creations or redemptions		(24)
Creations	500,000	32,679
Redemptions	(150,000)	(9,785)
Closing balance at March 31, 2018	5,950,000	$382,259

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	4,500,000	$261,512
Net investment loss		(1,943)
Realized gain on investment in Bullion		68
Change in unrealized gain on investment in Bullion		33,120
Change in unrealized loss on unsettled creations or redemptions		(58)
Creations	1,150,000	72,378
Redemptions	(50,000)	(3,145)
Closing balance at December 31, 2017	5,600,000	$361,932

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$64.63	$58.11
Income from investment operations:
Net investment loss	(0.10)	(0.09)
Total realized and unrealized gains or losses on investment in Bullion	(0.28)	5.24
Change in net assets from operations	(0.38)	5.15

Net asset value per Share at end of period	$64.25	$63.26

Weighted average number of Shares	5,796,667	4,674,444

Expense ratio (1)	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%

Total return, net asset value (2)	(0.59)%	8.86%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

1. Organization

The ETFS Precious Metals Basket Trust (the “Trust”) is an investment trust formed on October 18, 2010, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold, silver, platinum and palladium in set ratios (together, “Bullion”) and issues ETFS Physical PM Basket Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Asset Management Inc. (“AAMI”), a Delaware corporation. As a result of the sale, AAMI became the sole member of the Sponsor. AAMI is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2018 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At March 31, 2018, approximately 1% of the Trust’s platinum and 2% of the Trust’s palladium was held by the Zurich Sub-Custodian. At March 31, 2018 no gold or silver was held by the Zurich Sub-Custodian.

The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant “London Metal Price” for each metal held by the Trust. This is the applicable “London Bullion Market Association (“LBMA”) PM Gold Price” for the price of an ounce of gold, the “LBMA Silver Price” for silver, and for platinum and palladium the applicable “London Metal Exchange (“LME”) PM Price”.

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

The ICE Benchmark Adinistration (“IBA”) conducts an electronic, over-the-counter silver auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by major market vendors (the “LBMA Silver Price”). The LBMA Silver Price is established by the nine LBMA-authorized bullion banks and market makers participating in the auction and disseminated by major market vendors. Prior to October 2, 2017, the LBMA Silver Price auction was operated by CME Group Inc. and Thomson Reuters. The “London Metal Price” for silver held by the Trust is the LBMA Silver Price.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2018	December 31, 2017
Level 2
Investment in Bullion	$379,240	$362,116

There were no transfers between levels during the three months ended March 31, 2018 or the year ended December 31, 2017.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of Bullion is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of Bullion is transferred within two business days of the trade date.

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

The amount of Bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce of each metal. As a result, the value attributed to the creation or redemption of Shares may differ from the value of Bullion to be delivered or distributed by the Trust. In order to ensure that the correct amount of bullion is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of each metal.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2018 and December 31, 2017.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and their respective values for the three months ended March 31, 2018 and for the year ended December 31, 2017 are set out below:

(Amounts in 000's of US$, except for ounces data)	Three Months Ended March 31, 2018
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4
Creations	12,920.1	473,737.9	1,722.7	2,584.0	490,964.7
Redemptions	(4,306.1)	(157,891.2)	(574.1)	(861.2)	(163,632.6)
Transfers of Bullion to pay expenses	(242.3)	(8,885.2)	(32.3)	(48.5)	(9,208.3)
Closing balance	169,334.9	6,208,940.8	22,577.8	33,866.7	6,434,720.2

Investment in Bullion
Opening balance	$208,689	$99,537	$19,895	$33,995	$362,116
Creations	17,145	7,943	1,682	2,673	29,443
Redemptions	(5,754)	(2,618)	(558)	(855)	(9,785)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	462	(139)	(63)	224	484
Transfers of Bullion to pay expenses	(321)	(150)	(31)	(51)	(553)
Realized gain / (loss) on Bullion transferred to pay expenses	24	(6)	(4)	16	30
Change in unrealized gain / (loss) on investment in Bullion	3,929	(3,485)	212	(3,151)	(2,495)
Closing balance	$224,174	$101,082	$21,133	$32,851	$379,240

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2017
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	128,679.3	4,718,236.5	17,157.1	25,735.6	4,889,808.5
Creations	34,600.0	1,268,666.3	4,613.3	6,920.0	1,314,799.6
Redemptions	(1,444.2)	(52,952.5)	(192.6)	(288.8)	(54,878.1)
Transfers of Bullion to pay expenses	(871.9)	(31,971.0)	(116.3)	(174.4)	(33,133.6)
Closing balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4

Investment in Bullion
Opening balance	$149,152	$76,624	$15,562	$17,397	$258,735
Creations	43,165	21,854	4,396	5,811	75,226
Redemptions	(1,786)	(938)	(196)	(225)	(3,145)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	32	10	(19)	28	51
Transfers of Bullion to pay expenses	(1,087)	(541)	(110)	(149)	(1,887)
Realized gain / (loss) on Bullion transferred to pay expenses	27	(20)	(19)	28	16
Change in unrealized gain on investment in Bullion	19,186	2,548	281	11,105	33,120
Closing balance	$208,689	$99,537	$19,895	$33,995	$362,116

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

For the three months ended March 31, 2018 and 2017 the Sponsor’s Fee was $561,705 and $430,339, respectively.

At March 31, 2018 and at December 31, 2017, the fees payable to the Sponsor were $193,099 and $183,974, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2018 and 2017.

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

5. Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith, willful misconduct or willful malfeasance on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

The Quarter Ended March 31, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $361,931,979 at December 31, 2017 to $382,258,613 at March 31, 2018,  a  5.62% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the outstanding Shares, which rose from 5,600,000 Shares at December 31, 2017 to 5,950,000 shares at March 31, 2018, a result of 500,000 Shares (10 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the quarter.

There was a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 0.45% during the quarter.

The NAV per Share decreased 0.59% from $64.63 at December 31, 2017 to $64.25 at March 31, 2018. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $561,705 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $67.58 at January 25, 2018 was the highest during the quarter, compared with a low of $63.96 at March 20, 2018.

The decrease in net assets from operations for the quarter ended March 31, 2018 was $2,543,068, resulting from a  realized gain of $29,986 on the transfer of Bullion to pay expenses and a realized gain of $483,860 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $2,495,209 and the Sponsor’s Fee of $561,705. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2018 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PRECIOUS METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended March 31, 2018:

10 Baskets were created.

3 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
January 2018	-	-	-	-	-	-
February 2018	3	150,000	0.029	1.053	0.004	0.006
March 2018	-	-	-	-	-	-
	3	150,000

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Precious Metals Basket Trust
(Registrant)

Date: May 3, 2018	/s/ Christopher Demetriou
Christopher Demetriou*
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2018	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.