Form 10-Q
period 2018-06-30
ETFS Precious Metals Basket Trust
filed 2018-08-09
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission File Number: 001-34917

ETFS PRECIOUS METALS BASKET TRUST

(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o ETF Securities USA LLC
712 Fifth Avenue – 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(844)  383-7289

c/o ETF Securities USA LLC

405 Lexington Avenue

New York, NY 10174

(Former name, former address and former fiscal year end, if changed since last report)

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

Yes ☐ No ☒

As of August 1, 2018, ETFS Precious Metals Basket Trust had 5,600,000 ETFS Physical Precious Metals Basket Shares outstanding.

ETFS PRECIOUS METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

ETFS PRECIOUS METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: June 30, 2018: $198,098; December 31, 2017: $196,806)	$200,889	$208,689
Silver (cost: June 30, 2018: $102,581; December 31, 2017: $103,311)	94,427	99,537
Platinum (cost: June 30, 2018: $22,992; December 31, 2017: $23,345)	18,229	19,895
Palladium (cost: June 30, 2018: $23,953; December 31, 2017: $22,967)	30,621	33,995
Total investment in Bullion	344,166	362,116

Total Assets	344,166	362,116

LIABILITIES
Fees payable to Sponsor	540	184
Total Liabilities	540	184

NET ASSETS (1)	$343,626	$361,932

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2018 were 5,600,000 and at December 31, 2017 were 5,600,000. Net asset values per Share at June 30, 2018 and December 31, 2017  were $61.36 and $64.63, respectively.

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Schedules of Investments
At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	160,654.1	$198,098	$200,889	58.46%
Silver	5,890,641.1	102,581	94,427	27.48%
Platinum	21,420.3	22,992	18,229	5.30%
Palladium	32,130.5	23,953	30,621	8.91%
Total investment in Bullion		$347,624	$344,166	100.16%
Less liabilities			(540)	(0.16)%
Net assets			$343,626	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	160,963.2	$196,806	$208,689	57.66%
Silver	5,901,979.3	103,311	99,537	27.50%
Platinum	21,461.5	23,345	19,895	5.50%
Palladium	32,192.4	22,967	33,995	9.39%
Total investment in Bullion		$346,429	$362,116	100.05%
Less liabilities			(184)	(0.05)%
Net assets			$361,932	100.00%

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statements of Operations (Unaudited)
For the three and six months ended June 30, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$558	$471	$1,120	$902
Total expenses	558	471	1,120	902

Net investment loss	(558)	(471)	(1,120)	(902)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	21	5	51	(5)
Realized gain on Bullion distributed for the redemption of Shares	789	-	1,273	51
Change in unrealized gain and loss on investment in Bullion	(16,650)	(8,153)	(19,145)	16,068
Total gain / (loss) on investment in Bullion	(15,840)	(8,148)	(17,821)	16,114

Change in net assets from operations	$(16,398)	$(8,619)	$(18,941)	$15,212

Net increase / (decrease) in net assets per Share	$(2.80)	$(1.70)	$(3.25)	$3.12

Weighted average number of Shares	5,854,396	5,063,187	5,825,691	4,869,890

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Statement of Changes in Net Assets
For the six months ended June 30, 2018 (Unaudited) and the year ended December 31, 2017

	Six Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	5,600,000	$361,932
Net investment loss		(1,120)
Realized gain on investment in Bullion		1,324
Change in unrealized loss on investment in Bullion		(19,145)
Creations	650,000	42,211
Redemptions	(650,000)	(41,576)
Closing balance at June 30, 2018	5,600,000	$343,626

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	4,500,000	$261,512
Net investment loss		(1,943)
Realized gain on investment in Bullion		68
Change in unrealized gain on investment in Bullion		33,120
Change in unrealized loss on unsettled creations or redemptions		(58)
Creations	1,150,000	72,378
Redemptions	(50,000)	(3,145)
Closing balance at December 31, 2017	5,600,000	$361,932

See Notes to the Financial Statements

ETFS PRECIOUS METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$64.25	$63.26	$64.63	$58.11
Income from investment operations:
Net investment loss	(0.10)	(0.09)	(0.19)	(0.19)
Total realized and unrealized gains or losses on investment in Bullion	(2.79)	(1.58)	(3.08)	3.67
Change in net assets from operations	(2.89)	(1.67)	(3.27)	3.48

Net asset value per Share at end of period	$61.36	$61.59	$61.36	$61.59

Weighted average number of Shares	5,854,396	5,063,187	5,825,691	4,869,890

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value (2)	(4.50)%	(2.64)%	(5.06)%	5.99%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2018 and 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At June 30, 2018, approximately 1% of the Trust’s platinum and 2% of the Trust’s palladium was held by the Zurich Sub-Custodian. At June 30, 2018 no gold or silver was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2018	December 31, 2017
Level 2
Investment in Bullion	$344,166	$362,116

There were no transfers between levels during the six months ended June 30, 2018 or the year ended December 31, 2017.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of Bullion is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of Bullion is transferred within two business days of the trade date.  At June 30, 2018, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2018 and December 31, 2017.

ETFS PRECIOUS METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and their respective values for the six months ended June 30, 2018 and for the year ended December 31, 2017 are set out below:

(Amounts in 000's of US$, except for ounces data)	Six Months Ended June 30, 2018
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4
Creations	18,653.7	683,967.4	2,487.2	3,730.7	708,839.0
Redemptions	(18,634.3)	(683,259.0)	(2,484.6)	(3,726.9)	(708,104.8)
Transfers of Bullion to pay expenses	(328.5)	(12,046.6)	(43.8)	(65.7)	(12,484.6)
Closing balance	160,654.1	5,890,641.1	21,420.3	32,130.5	6,104,846.0

Investment in Bullion
Opening balance	$208,689	$99,537	$19,895	$33,995	$362,116
Creations	24,646	11,402	2,375	3,788	42,211
Redemptions	(24,332)	(11,249)	(2,286)	(3,709)	(41,576)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,379	(664)	(390)	948	1,273
Transfers of Bullion to pay expenses	(448)	(205)	(43)	(68)	(764)
Realized gain / (loss) on Bullion transferred to pay expenses	46	(14)	(9)	28	51
Change in unrealized loss on investment in Bullion	(9,091)	(4,380)	(1,313)	(4,361)	(19,145)
Closing balance	$200,889	$94,427	$18,229	$30,621	$344,166

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2017
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	128,679.3	4,718,236.5	17,157.1	25,735.6	4,889,808.5
Creations	34,600.0	1,268,666.3	4,613.3	6,920.0	1,314,799.6
Redemptions	(1,444.2)	(52,952.5)	(192.6)	(288.8)	(54,878.1)
Transfers of Bullion to pay expenses	(871.9)	(31,971.0)	(116.3)	(174.4)	(33,133.6)
Closing balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4

Investment in Bullion
Opening balance	$149,152	$76,624	$15,562	$17,397	$258,735
Creations	43,165	21,854	4,396	5,811	75,226
Redemptions	(1,786)	(938)	(196)	(225)	(3,145)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	32	10	(19)	28	51
Transfers of Bullion to pay expenses	(1,087)	(541)	(110)	(149)	(1,887)
Realized gain / (loss) on Bullion transferred to pay expenses	27	(20)	(19)	28	16
Change in unrealized gain on investment in Bullion	19,186	2,548	281	11,105	33,120
Closing balance	$208,689	$99,537	$19,895	$33,995	$362,116

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

For the three months ended June 30, 2018 and 2017 the Sponsor’s Fee was $558,106 and $471,739, respectively.    For the six months ended June 30, 2018 and 2017, the Sponsor’s Fee was $1,119,811 and $902,078, respectively.

At June 30, 2018 and at December 31, 2017, the fees payable to the Sponsor were $539,760 and $183,974, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2018 and 2017.

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

ETFS PRECIOUS METALS BASKET TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements may relate to the Trust’s financial condition, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Quarter Ended June 30, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $382,258,613 at March 31, 2018 to $343,626,313 at June 30, 2018,  a  10.11% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the outstanding Shares, which fell from 5,950,000 Shares at March 31, 2018 to 5,600,000 shares at June 30, 2018, a result of 150,000 Shares (3 Baskets) being created and 500,000 Shares (10 Baskets) being redeemed during the quarter.

There was a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 4.34% from $67.19 at March 31, 2018 to $64.27 at June 30, 2018.

The NAV per Share decreased 4.50% from $64.25 at March 31, 2018 to $61.36 at June 30, 2018. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $558,106 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $66.30 at April 19, 2018 was the highest during the quarter, compared with a low of $61.36 at June 29, 2018.

The decrease in net assets from operations for the quarter ended June 30, 2018 was $16,398,727, resulting from a  realized gain of $21,348 on the transfer of Bullion to pay expenses and a realized gain of $788,700 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $16,650,669 and the Sponsor’s Fee of $558,106. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2018.

The Six Months Ended June 30, 2018

The Trust’s NAV decreased from $361,931,979 at December 31, 2017 to $343,626,313 at June 30, 2018, a 5.06% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of the Proportionate Price, which fell 4.77% from $67.49 at December 31, 2017 to $64.27 at June 30, 2018.  There was no change in the overall outstanding Shares from December 31, 2017 to June 30, 2018.

The NAV per Share decreased 5.06% from $64.63 at December 31, 2017 to $61.36 at June 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,119,811 for the six months ended June 30, 2018, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $67.58 at January 25, 2018 was the highest during the period, compared with a low of $61.36 at June 29, 2018.

The decrease in net assets from operations for the six months ended June 30, 2018 was $18,941,795, resulting from a change in unrealized loss on investment in Bullion of $19,145,878, a realized gain of $51,334 on the transfer of Bullion to pay expenses, a realized gain of $1,272,560 on Bullion distributed for the redemption of Shares, and the Sponsor’s Fee of $1,119,811. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2018 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2018, the Trust’s disclosure controls and procedures were effective.

As discussed in Note 1 of the financial statements, effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to AAMI. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal period ended June 30, 2018.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PRECIOUS METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended June 30, 2018:

3 Baskets were created.

10 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
April 2018	-	-	-	-	-	-
May 2018	2	100,000	0.029	1.051	0.004	0.006
June 2018	8	400,000	0.029	1.051	0.004	0.006
	10	500,000

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

ETF SECURITIES USA LLC

Date: August 9, 2018	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.