Form 10-Q
period 2018-09-30
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2018-11-09
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission File Number: 001-34917

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(844) 383-7289

ETFS Precious Metals Basket Trust

c/o ETF Securities USA LLC

712 Fifth Avenue – 49th Floor

New York, NY 10019

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 7, 2018, Aberdeen Standard Precious Metals Basket ETF Trust had 5,650,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: September 30, 2018: $192,235; December 31, 2017: $196,806)	$185,147	$208,689
Silver (cost: September 30, 2018: $99,413; December 31, 2017: $103,311)	81,796	99,537
Platinum (cost: September 30, 2018: $22,269; December 31, 2017: $23,345)	16,946	19,895
Palladium (cost: September 30, 2018: $23,311; December 31, 2017: $22,967)	34,121	33,995
Total investment in Bullion	318,010	362,116

Total Assets	318,010	362,116

LIABILITIES
Fees payable to Sponsor	157	184
Total Liabilities	157	184

NET ASSETS (1)	$317,853	$361,932

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2018 were 5,450,000 and at December 31, 2017 were 5,600,000. Net asset values per Share at September 30, 2018 and December 31, 2017 were $58.32 and $64.63, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments
At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	155,945.7	$192,235	$185,147	58.25%
Silver	5,718,006.5	99,413	81,796	25.73%
Platinum	20,792.5	22,269	16,946	5.33%
Palladium	31,188.9	23,311	34,121	10.74%
Total investment in Bullion		$337,228	$318,010	100.05%
Less liabilities			(157)	(0.05)%
Net assets			$317,853	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	160,963.2	$196,806	$208,689	57.66%
Silver	5,901,979.3	103,311	99,537	27.50%
Platinum	21,461.5	23,345	19,895	5.50%
Palladium	32,192.4	22,967	33,995	9.39%
Total investment in Bullion		$346,429	$362,116	100.05%
Less liabilities			(184)	(0.05)%
Net assets			$361,932	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$500	$506	$1,619	$1,408
Total expenses	500	506	1,619	1,408

Net investment loss	(500)	(506)	(1,619)	(1,408)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	(11)	6	40	1
Realized (loss) / gain on Bullion distributed for the redemption of Shares	(896)	-	377	51
Change in unrealized gain and loss on investment in Bullion	(15,760)	10,878	(34,906)	26,946
Total (loss) / gain on investment in Bullion	(16,667)	10,884	(34,489)	26,998

Change in net assets from operations	$(17,167)	$10,378	$(36,108)	$25,590

Net increase / (decrease) in net assets per Share	$(3.11)	$1.97	$(6.31)	$5.11

Weighted average number of Shares	5,516,848	5,276,630	5,721,612	5,006,960

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statement of Changes in Net Assets
For the nine months ended September 30, 2018 (Unaudited) and the year ended December 31, 2017

	Nine Months Ended September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	5,600,000	$361,932
Net investment loss		(1,619)
Realized gain on investment in Bullion		417
Change in unrealized loss on investment in Bullion		(34,906)
Creations	700,000	45,094
Redemptions	(850,000)	(53,065)
Closing balance at September 30, 2018	5,450,000	$317,853

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	4,500,000	$261,512
Net investment loss		(1,943)
Realized gain on investment in Bullion		68
Change in unrealized gain on investment in Bullion		33,120
Change in unrealized loss on unsettled creations or redemptions		(58)
Creations	1,150,000	72,378
Redemptions	(50,000)	(3,145)
Closing balance at December 31, 2017	5,600,000	$361,932

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$61.36	$61.59	$64.63	$58.11
Income from investment operations:
Net investment loss	(0.09)	(0.10)	(0.28)	(0.28)
Total realized and unrealized gains or losses on investment in Bullion	(2.95)	2.13	(6.03)	5.79
Change in net assets from operations	(3.04)	2.03	(6.31)	5.51

Net asset value per Share at end of period	$58.32	$63.62	$58.32	$63.62

Weighted average number of Shares	5,516,848	5,276,630	5,721,612	5,006,960

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value (2)	(4.95)%	3.30%	(9.76)%	9.48%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”), formerly known as ETFS Precious Metals Basket Trust prior to October 1, 2018, is an investment trust formed on October 18, 2010, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018, and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold, silver, platinum and palladium in set ratios (together, “Bullion”) and issues Aberdeen Standard Physical Precious Metals Basket Shares ETF (“Shares”), formerly known as ETFS Physical PM Basket Shares prior to October 1, 2018, (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Asset Management Inc. (“AAMI”), a Delaware corporation. As a result of the sale, AAMI became the sole member of the Sponsor. AAMI is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2018 and 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At September 30, 2018, approximately 1% of the Trust’s platinum and 2% of the Trust’s palladium was held by the Zurich Sub-Custodian. At September 30, 2018 no gold or silver was held by the Zurich Sub-Custodian.

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

The IBA conducts an electronic, over-the-counter silver auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by major market vendors (the “LBMA Silver Price”). The LBMA Silver Price is established by the nine LBMA-authorized bullion banks and market makers participating in the auction and disseminated by major market vendors. Prior to October 2, 2017, the LBMA Silver Price auction was operated by CME Group Inc. and Thomson Reuters. The “London Metal Price” for silver held by the Trust is the LBMA Silver Price.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2018	December 31, 2017
Level 2
Investment in Bullion	$318,010	$362,116

There were no transfers between levels during the nine months ended September 30, 2018 or the year ended December 31, 2017.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of Bullion is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of Bullion is transferred within two business days of the trade date.  At September 30, 2018, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2018 and December 31, 2017.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and their respective values for the nine months ended September 30, 2018 and for the year ended December 31, 2017 are set out below:

(Amounts in 000's of US$, except for ounces data)	Nine Months Ended September 30, 2018
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4
Creations	20,084.1	736,415.9	2,677.9	4,016.8	763,194.7
Redemptions	(24,358.3)	(893,136.0)	(3,247.8)	(4,871.7)	(925,613.8)
Transfers of Bullion to pay expenses	(743.3)	(27,252.7)	(99.1)	(148.6)	(28,243.7)
Closing balance	155,945.7	5,718,006.5	20,792.5	31,188.9	5,925,933.6

Investment in Bullion
Opening balance	$208,689	$99,537	$19,895	$33,995	$362,116
Creations	26,356	12,144	2,526	4,068	45,094
Redemptions	(31,128)	(14,339)	(2,880)	(4,718)	(53,065)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,116	(1,228)	(615)	1,104	377
Transfers of Bullion to pay expenses	(964)	(446)	(90)	(146)	(1,646)
Realized gain / (loss) on Bullion transferred to pay expenses	50	(30)	(17)	37	40
Change in unrealized loss on investment in Bullion	(18,972)	(13,842)	(1,873)	(219)	(34,906)
Closing balance	$185,147	$81,796	$16,946	$34,121	$318,010

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2017
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	128,679.3	4,718,236.5	17,157.1	25,735.6	4,889,808.5
Creations	34,600.0	1,268,666.3	4,613.3	6,920.0	1,314,799.6
Redemptions	(1,444.2)	(52,952.5)	(192.6)	(288.8)	(54,878.1)
Transfers of Bullion to pay expenses	(871.9)	(31,971.0)	(116.3)	(174.4)	(33,133.6)
Closing balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4

Investment in Bullion
Opening balance	$149,152	$76,624	$15,562	$17,397	$258,735
Creations	43,165	21,854	4,396	5,811	75,226
Redemptions	(1,786)	(938)	(196)	(225)	(3,145)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	32	10	(19)	28	51
Transfers of Bullion to pay expenses	(1,088)	(541)	(110)	(149)	(1,888)
Realized gain / (loss) on Bullion transferred to pay expenses	28	(20)	(19)	28	17
Change in unrealized gain on investment in Bullion	19,186	2,548	281	11,105	33,120
Closing balance	$208,689	$99,537	$19,895	$33,995	$362,116

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

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

For the three months ended September 30, 2018 and 2017 the Sponsor’s Fee was $499,629 and $506,228, respectively.  For the nine months ended September 30, 2018 and 2017, the Sponsor’s Fee was $1,619,440 and $1,408,306, respectively.

At September 30, 2018 and at December 31, 2017, the fees payable to the Sponsor were $156,682 and $183,974, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2018 and 2017.

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

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date.  During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified other than the following.

Effective October 1, 2018, the name of the Trust changed from ETFS Precious Metals Trust to Aberdeen Standard Precious Metals Basket ETF Trust, and the name of the Shares issuable by the Trust changed from ETFS Physical Precious Metals Shares to Aberdeen Standard Physical Precious Metals Basket Shares ETF.  In addition, the name of the Trust’s Sponsor changed from ETF Securities USA LLC to Aberdeen Standard Investments ETFs Sponsor LLC. In connection with the Trust’s name change, the Trust’s CUSIP number changed to 003263100.

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which has an effective date of November 5, 2018. The Sponsor has evaluated the effect that the Rule will have on the Trust’s 10-Q and has determined that the Rule will not have a significant impact on the presentation or disclosures in the Trust’s September 30, 2018 10-Q. The Sponsor has elected to forego the changes for the current interim reporting period, and will adopt the changes in the Trust’s 10-Q for the period ended March 31, 2019.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Recent Events

On September 20, 2018, the Sponsor entered into an Amendment to the Trust Agreement with the Trustee (the “DTA Amendment”), effective as of October 1, 2018. The DTA Amendment reflects the changed name of the Trust from ETFS Precious Metals Basket Trust to Aberdeen Standard Precious Metals Basket ETF Trust, the changed name of the Shares from ETFS Physical PM Basket Shares to Aberdeen Standard Physical Precious Metals Basket Shares ETF, and the changed name of the Sponsor from ETF Securities USA LLC to Aberdeen Standard Investments ETFs Sponsor LLC (collectively, the “Name Changes”). No other material changes to the Trust Agreement were made in connection with the Name Changes.

The Quarter Ended September 30, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $343,626,313 at June 30, 2018 to $317,852,863 at September 30, 2018, a 7.50% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the outstanding Shares, which fell from 5,600,000 Shares at June 30, 2018 to 5,450,000 shares at September 30, 2018, a result of 50,000 Shares (1 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed during the quarter.

There was a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 4.81% from $64.27 at June 30, 2018 to $61.18 at September 30, 2018.

The NAV per Share decreased 4.95% from $61.36 at June 30, 2018 to $58.32 at September 30, 2018. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $499,629 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $61.93 at July 9, 2018 was the highest during the quarter, compared with a low of $57.16 at August 16, 2018.

The decrease in net assets from operations for the quarter ended September 30, 2018 was $17,166,664, resulting from a realized loss of $10,935 on the transfer of Bullion to pay expenses, a realized loss of $895,820 on Bullion distributed for the redemption of Shares, a change in unrealized loss on investment in Bullion of $15,760,280 and the Sponsor’s Fee of $499,629. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2018.

The Nine Months Ended September 30, 2018

The Trust’s NAV decreased from $361,931,979 at December 31, 2017 to $317,852,863 at September 30, 2018, a 12.18% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of the Proportionate Price, which fell 9.35% from $67.49 at December 31, 2017 to $61.18 at September 30, 2018 and a decrease in outstanding Shares which fell from 5,600,000 Shares at December 31, 2017 to 5,450,000 Shares at September 30, 2018, as a result of 850,000 Shares (17 Baskets) being redeemed and 700,000 Shares (14 Baskets) being created during the period.

The NAV per Share decreased 9.76% from $64.63 at December 31, 2017 to $58.32 at September 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,619,440 for the nine months ended September 30, 2018, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $67.58 at January 25, 2018 was the highest during the period, compared with a low of $57.16 at August 16, 2018.

The decrease in net assets from operations for the nine months ended September 30, 2018 was $36,108,459, resulting from a change in unrealized loss on investment in Bullion of $34,906,158, a realized gain of $40,399 on the transfer of Bullion to pay expenses, a realized gain of $376,740 on Bullion distributed for the redemption of Shares, and the Sponsor’s Fee of $1,619,440. Other than the Sponsor’s Fee, the Trust had no expenses during the nine months ended September 30, 2018.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2018,  the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2018, the Trust’s disclosure controls and procedures were effective.

As discussed in Note 1 of the financial statements, effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to AAMI. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal period ended September 30, 2018.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended September 30, 2018:

1 Basket was created.

4 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
July 2018	-	-	-	-	-	-
August 2018	4	200,000	0.029	1.049	0.004	0.006
September 2018	-	-	-	-	-	-
	4	200,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Item 6. Exhibits

4.1	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

10.1	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

10.2	Amendment to the Unallocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC (FORMERLY, ETF SECURITIES USA LLC)

Date: November 9, 2018	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.