Form 10-K
period 2018-12-31
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2019-03-01
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34917

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(844)  383-7289

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Aberdeen Standard Physical Precious Metals Basket Shares ETF	NYSE Arca

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 29, 2018 as reported by the NYSE Arca, Inc. on that date: $344,624,000.

As of February 25, 2019,  Aberdeen Standard Precious Metals Basket ETF Trust has 5,650,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”), formerly known as ETFS Precious Metals Basket Trust prior to October 1, 2018, is to own, in an agreed proportion, gold, silver, platinum and palladium (collectively, “Bullion”) transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of Bullion. The Trust was formed on October 18, 2010 when an initial deposit of Bullion was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018. The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $361,931,979 at December 31, 2017 to $359,264,176 at December 31, 2018, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 5,600,000 Shares at December 31, 2017 to 5,700,000 Shares at December 31, 2018.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests,” and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandardetfs.us, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding physical Bullion. The Shares offer an investment that:

•Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the Bullion markets. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 p.m. New York time.

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

World Gold Supply and Demand 2008-2017

The following table sets forth a summary of the world gold supply and demand for the period from 2008 to 2017 and is based on information reported by GFMS, Thomson Reuters.

(tonnes)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Supply
Mine production	2,467	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,251	3,247
Scrap	1,388	1,765	1,743	1,698	1,700	1,303	1,159	1,180	1,306	1,210
Net Hedging Supply	(357)	(234)	(106)	18	(40)	(39)	108	21	32	(41)
Total Supply	3,498	4,182	4,408	4,584	4,542	4,340	4,447	4,423	4,589	4,416

Demand
Jewelry Fabrication	2,355	1,866	2,083	2,099	2,066	2,726	2,559	2,464	1,953	2,214
Industrial Fabrication	479	426	480	470	432	428	411	376	366	380
Electronics	334	295	346	342	310	306	297	267	264	277
Dental & Medical	56	53	48	43	39	36	34	32	30	29
Other Industrial	89	78	86	85	84	85	80	76	71	73
Net Official Sector	(235)	(34)	77	457	544	409	466	443	269	366
Retail Investment	939	866	1,263	1,617	1,407	1,871	1,162	1,160	1,043	1,028
Bars	667	562	946	1,248	1,057	1,444	886	875	786	780
Coins	272	304	317	369	350	426	276	284	257	248
Physical Demand	3,538	3,124	3,903	4,643	4,449	5,434	4,598	4,443	3,631	3,988

Physical Surplus/Deficit	(40)	1,058	505	(59)	93	(1,094)	(151)	(20)	958	428

ETF Inventory Build	321	623	384	189	279	(879)	(155)	(117)	539	177
Exchange Inventory Build	34	39	54	(6)	(10)	(98)	1	(48)	86	-
Net Balance	(395)	396	67	(242)	(176)	(117)	3	145	333	251

Source: GFMS Gold Survey 2018

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 3.1% per annum. Of the three sources of supply, mine production accounts for 74% in 2017. Recycled gold volumes have ranged from 1,159  tonnes to 1,765 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. However, jewelry’s contribution to demand has fallen from 60% in 2008 to 53% of demand in 2017. Industrial demand has been relatively constant, contributing between 9% to 12% of total demand. Exchange traded product inventory build had seen strong growth until 2009, rising approximately three-fold between 2005 and 2009, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. During the 2013 price crash, retail coin and bar demand rose to at a 10-year high as retail investors, especially from China, were enticed by the falling prices. Investor inflows into ETFs returned in 2016 amid heightened market uncertainty and continued to see 177 tonnes of inflows in 2017.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 2008 to December 2018:

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, and the low level of forward selling by mining companies have all contributed to the increase in the gold price between 2004 and 2011. The gold price peaked at US$1,900 per ounce in September 2011 as successive Euro leader summits, bailouts and bond stability funds failed to staunch both sovereign debt and banking sector solvency concerns in Europe. 2016 proved to be a stellar year for gold rising 8.4%, ending 3 years of negative price returns. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2017. Low real interest rates, tepid economic growth, and rising policy uncertainty were key tailwinds for gold that sparked a return of investor interest. After rising 13.1% in 2017, gold prices fell 1.6% in 2018, closing at $1,282.45 per troy ounce.

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

The Official Sector.

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to GFMS Limited in World Silver Survey 2018, at the end of 2017, government-held silver bullion stocks total 89.1 million ounces.

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

World Silver Supply and Demand 2008-2017

The following table sets forth a summary of the world silver supply and demand for the period from 2008 to 2017 and is based on information reported by the World Silver Survey 2018, published by GFMS, Thomson Reuters.

(in millions of ounces)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Supply
Mine Production	684.7	717.3	753.0	758.3	791.7	823.3	867.8	895.1	888.6	852.1
Net Government Sales	30.5	15.6	44.2	12.0	7.4	7.9	-	-	-	-
Scrap	200.7	200.6	227.2	261.2	253.8	191.0	165.4	141.1	139.7	138.1
Net Hedging Supply	(8.7)	(17.4)	50.4	12.2	(47.1)	(34.8)	16.8	7.8	(18.9)	1.4
Total Supply	907.2	916.1	1,074.8	1,043.8	1,005.8	987.4	1,050.0	1,044.0	1,009.4	991.6

Demand
Jewelry	177.6	176.9	190.0	191.5	187.4	220.6	226.4	226.7	205.0	209.1
Coins & Bars	197.9	94.9	150.3	212.7	159.7	241.1	234.1	292.1	207.8	151.1
Silverware	58.4	53.2	51.9	47.5	43.8	59.3	61.2	63.2	52.4	58.4
Industrial Fabrication	641.9	528.2	633.8	661.5	600.1	604.6	596.3	583.2	576.8	599.0
Electrical & Electronics	271.7	227.4	301.2	290.8	266.7	266.0	263.9	246.0	233.9	242.9
Brazing Alloys & Solders	61.8	53.8	61.2	63.2	61.1	63.7	66.7	61.5	55.3	57.5
Photography	98.2	76.4	67.5	61.2	54.2	50.5	48.5	46.6	45.2	44.0
Photovoltaic	-	-	-	75.8	58.2	55.9	51.8	59.2	79.3	94.1
Ethylene Oxide	7.4	4.8	8.7	6.2	4.7	7.7	5.0	10.2	10.2	6.9
Other Industrial	202.8	165.8	195.2	164.2	155.1	160.8	160.6	159.8	152.9	153.7
ETP Inventory Build	101.3	156.9	129.5	(24.0)	55.3	2.5	1.4	(17.8)	49.8	2.4
Exchange Inventory Build	(7.1)	(15.3)	(7.4)	12.2	62.2	8.8	(5.3)	12.6	79.8	6.8
Total Demand	1,170.0	994.8	1,148.1	1,101.4	1,108.5	1,136.9	1,114.1	1,160.0	1,171.6	1,026.8

Net Balance	(262.8)	(78.6)	(73.2)	(57.5)	(102.6)	(149.5)	(64.0)	(116.1)	(162.1)	(35.2)

Source: World Silver Survey 2018

The following are some of the main characteristics of the silver market illustrated by the table.

Like gold, silver has also been used as a currency in the past. However, the main difference between gold and silver is that while approximately half of gold demand is used for jewelry, approximately half of silver fabrication demand is used for industrial applications.

New mine production accounts for approximately 86% of total silver supply. Recycled silver accounts for around 14% of total supply. Recycled silver totaled 4,296 tons in 2017, marking the sixth consecutive year of reduced recycling supply. The total of producer hedging, government sales and implied “net disinvestment” has been in decline but together account for the balance of total supply.

Industrial applications and jewelry demand accounted for over 79% of total demand in 2017. Photography has been taking a lower share of overall silver demand falling from 8% in 2008 to 4% in 2017, while photovoltaic demand has risen in recent years accounting for 9% in 2017. Investment in coins and bars has amounted to 15% of demand in 2017.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 2008 to December 2018 and is based on information provided by Bloomberg:

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as a store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44 per ounce, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011.  In 2018 silver prices fell 8.5%, closing at $15.47 per ounce, driven by a stronger dollar and concerns of a global slowdown impacting industrial demand.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for nearly 81% of platinum and palladium mine supply in 2017.

Platinum

World Platinum Supply and Demand 2008-2017

The following table sets forth a summary of the world platinum supply and demand from 2008 to 2017 and is based on information reported by Johnson Matthey, PGM Market Report – May 2018.

(thousands of ounces)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Supply
South Africa	4,515	4,635	4,635	4,860	4,110	4,208	3,547	4,572	4,392	4,459
Russia	805	785	825	835	801	736	700	670	717	692
Others	620	605	590	790	769	891	896	865	988	961
Total Supply	5,940	6,025	6,050	6,485	5,680	5,835	5,143	6,107	6,097	6,112

Demand by Application
Autocatalyst	3,655	2,185	3,075	3,185	3,158	3,000	3,103	3,228	3,330	3,292
Chemical	400	290	440	470	452	528	523	502	475	504
Electrical	230	190	230	230	176	218	225	228	230	234
Glass	315	10	385	515	153	100	212	227	246	364
Investment	555	660	655	460	450	871	277	451	620	356
Jewelry	2,060	2,810	2,420	2,475	2,783	3,028	2,897	2,746	2,412	2,296
Medical & Biomedical	245	250	230	230	223	214	214	215	218	220
Petroleum	240	210	170	210	112	159	165	140	176	220
Other	290	190	300	320	395	433	438	441	458	476
Total Gross Demand	7,990	6,795	7,905	8,095	7,902	8,551	8,054	8,178	8,165	7,962

Recycling
Autocatalyst	(1,130)	(830)	(1,085)	(1,240)	(1,120)	(1,206)	(1,272)	(1,112)	(1,159)	(1,279)
Jewelry	(695)	(565)	(735)	(810)	(895)	(790)	(762)	(574)	(738)	(638)
Other	(5)	(10)	(10)	(10)	(22)	(24)	(27)	(29)	(32)	(34)
Total Recycling	(1,830)	(1,405)	(1,830)	(2,060)	(2,037)	(2,020)	(2,061)	(1,715)	(1,929)	(1,951)

Total Net Demand	6,160	5,390	6,075	6,035	5,865	6,531	5,993	6,463	6,236	6,011

Movements in Stocks	(220)	635	(25)	450	(185)	(696)	(850)	(356)	(139)	101

Source: Johnson Matthey PGM Market Report - May 2018

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 70% of total mine supply in 2017. Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 12% of total mine supply over the past ten years. Scrap supply from recycling of autocatalyst and other sources have accounted for about 24% from 2013 to 2017, on average.

Over the past decade, jewelry demand for platinum peaked at 41% of total demand in 2009. Jewelry demand has since declined to 29% of total demand in 2017, down from 30% the year prior. Autocatalyst demand for platinum accounted for around 42% of total demand at the end of 2017. Investment demand accounted for 4% of the total in 2017, down significantly from the prior two years.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements.

The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 2008 to December 2018 and is based on information provided by Bloomberg.

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 per ounce in March to a low of $814 per ounce at the end of October 2008) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 per troy ounce in June to a low of $1,369 per troy ounce in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recovering from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of world’s supply of platinum.  A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply.  However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017. Platinum fell 14.5% in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply.

Palladium

World Palladium Supply and Demand 2008-2017

The following table sets forth a summary of the world palladium supply and demand for the period from 2008 to 2017 and is based on information reported by Johnson Matthey, Palladium 2018 Report.

(thousands of ounces)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Supply
South Africa	2,430	2,370	2,640	2,560	2,359	2,465	2,125	2,684	2,570	2,554
Russia	3,660	3,635	3,720	3,480	2,887	2,628	2,589	2,434	2,773	2,407
Others	1,220	1,095	995	1,320	1,239	1,305	1,389	1,337	1,417	1,410
Total Supply	7,310	7,100	7,355	7,360	6,485	6,398	6,103	6,455	6,760	6,371

Demand by Application
Autocatalyst	4,465	4,050	5,580	6,155	6,673	7,061	7,512	7,622	7,941	8,391
Chemical	350	325	370	440	524	440	358	451	414	529
Dental	625	635	595	540	510	457	468	468	430	398
Electrical	1,370	1,370	1,410	1,375	1,190	1,070	1,014	903	871	840
Investment	420	625	1,095	(565)	467	(8)	943	(659)	(646)	(386)
Jewelry	985	775	595	505	442	354	272	222	191	173
Other	75	70	90	110	104	109	111	134	151	134
Total Gross Demand	8,290	7,850	9,735	8,560	9,910	9,483	10,678	9,141	9,352	10,079

Recycling
Autocatalyst	(1,140)	(965)	(1,310)	(1,695)	(1,675)	(1,905)	(2,158)	(1,897)	(2,001)	(2,404)
Other	(475)	(465)	(540)	(690)	(637)	(620)	(563)	(521)	(502)	(503)
Total Recycling	(1,615)	(1,430)	(1,850)	(2,385)	(2,312)	(2,525)	(2,721)	(2,418)	(2,503)	(2,907)

Total Net Demand	6,675	6,420	7,885	6,175	7,598	6,958	7,957	6,723	6,849	7,172

Movements in stocks	635	680	(530)	1,185	(1,113)	(560)	(1,854)	(268)	(89)	(801)

Source: Johnson Matthey PGM Market Report - May 2018

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 46% of supply over the past 10 years.  However its production has declined and sales of state held stock has dwindled down to zero.  In 2017, Russia provided 40% of mine supplies while South Africa produced 38%.  South Africa has on average supplied over 35% of production over the past 10 years.  North America contributes approximately 13% of mine supply. Autocatalysts are the largest component of palladium demand, representing close to 78% of total demand in 2017. Palladium investment demand remains a very small part of the market with only 53,000 ounces of demand from retail investment in 2017. Jewelry demand for palladium contributed 3% of total demand in 2017,  up from 2% in 2016. Other industrial demand (electronics, dentistry and chemical) has fallen from 28% of total demand in 2009 to 21% of total demand in 2017.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 2008 to December 2018 and is based on information provided by Bloomberg:

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579 per ounce in February 2008 to $173 per ounce in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand in addition to increasing emission controls. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012. Palladium rose to a 13 year high of $907 per ounce in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was the top performer of the precious metals complex for 3 consecutive years from 2016 to 2018, where it rose nearly 125% from $563 per troy ounce on December 31, 2015 to $1,261.75 per troy ounce on December 31, 2018. Given palladium’s demand is most sensitive to the industrial production cycle palladium may see further support along with industrial metals in anticipation of a rise in US infrastructure spending and recovery in global growth. Expected continued supply deficits, growing demand, and drawdowns in above ground stocks have kept the market balance for palladium favorable.

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

For platinum and palladium, eight market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM, are currently participating in the London Metal Exchange Fix (“LME Fix”). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

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

On March 20, 2015,  ICE Benchmark Administration (“IBA”) began administering the operation of an “equilibrium auction,” which is an electronic, tradable and auditable, over-the-counter auction market with the ability to settle trades in US Dollars (“USD”), Euros or British Pounds for LBMA-authorized participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading. IBA’s equilibrium auction is the gold valuation replacement selected by the LBMA for the London gold fix previously determined by the London Gold Market Fixing Ltd. that was discontinued on March 19, 2015. IBA’s equilibrium auction, like the previous gold fixing process, establishes and publishes fixed prices for troy ounces of gold twice each London trading day during fixing sessions beginning at 10:30 a.m. London time (the “LBMA AM Gold Price”) and 3:00 p.m. London time (the “LBMA PM Gold Price”).

Daily during London trading hours the LBMA AM Gold Price and the LBMA PM Gold Price each provide reference gold prices for that day’s trading. Many long-term contracts will be priced on either the basis of the LBMA AM Gold Price or the LBMA PM Gold Price, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The LBMA AM Gold Price and the LBMA PM Gold Price, determined according to the methodologies of IBA and disseminated electronically by IBA to selected major market data vendors, such as Thomson Reuters and Bloomberg, are widely used benchmarks for daily gold prices and are quoted by various financial information sources as the London gold fix was previously. The Trust values its gold on the basis of the LBMA PM Gold Price.

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff.  There are currently 13 direct gold participants (Bank of China, Bank of Communications, Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), INTL FCStone, Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Morgan Stanley, Standard Chartered Bank, The Bank of Nova Scotia–ScotiaMocatta, and Toronto-Dominion Bank), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

The LBMA PM Gold Price and all bid and offer order information for all auction rounds become publicly available electronically via IBA instantly after the conclusion of the equilibrium auction. Since April 1, 2015, the LBMA Gold Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”). IBA also has an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and IBA. The Oversight Committee allows the LBMA to continue to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. Additionally, IBA watches over the price discovery process for the LBMA Gold Price and ensures that it meets the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks.

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

Since March 20, 2015, the Sponsor determined that the London gold fix, which ceased to be published as of March 19, 2015, could no longer serve as a basis for valuing gold bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA PM Gold Price is an appropriate alternative for determining the value of the Trust’s gold each trading day.  The Sponsor also determined that the LBMA PM Gold Price will fairly represent the commercial value of gold bullion held by the Trust and the “Benchmark Price” (as defined in Trust Agreement) as of any day will be the LBMA PM Gold Price for such day.

The Zurich Bullion Market

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

Futures Exchanges

The most significant gold futures exchanges are the COMEX and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and has been trading gold since 1974. The TOCOM has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades gold futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

On July 14, 2017, the LBMA announced that ICE Benchmark Administration (“IBA”) had been selected to be the third-party administrator for the “LBMA Silver Price”. Effective from October 2, 2017, IBA is providing the auction platform and methodology as well as the overall administration and governance for the LBMA Silver Price benchmark. IBA operates an “equilibrium auction”, which is an electronic, tradable and auditable, over-the-counter auction for LBMA-authorized participating silver bullion banks or market makers and sponsored clients of direct participants (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “LBMA Silver Price”. The LBMA Silver Price equilibrium auction operated by CME Group Inc. and Thomson Reuters prior to October 2, 2017 was selected by the LBMA as the silver valuation replacement for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014. The LBMA Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

The LBMA Silver Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of Silver Good Delivery Bars that clears the maximum amount of bids and offers for silver entered by order-submitting silver participants each day. IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants, as well as sponsored clients of direct participants, to manage their orders in the auction in real time via their own desktops. As the IBA electronic silver auction market develops, IBA expects to admit additional silver participants to the order submission process. The benchmark is published when the auction finishes, typically a few minutes after 12:00 noon (London time).

At the opening of each auction, IBA in the role of auction chairman (“Chairman”) announces an opening price (in U.S. Dollars), that takes into account current market conditions and begins auction rounds, with an expected duration of at least 30 seconds each. During each auction round, participants may enter the volume they wish to buy or sell at that price, and such orders will be part of the price formation. Aggregate bid and offer volume is shown live on WebICE. At the end of each auction round, the total net volume is calculated. If this “imbalance” is larger than the imbalance tolerance (normally 500,000 oz.) then the Chairman sets a new price (based on the current market conditions, and the direction and magnitude of the imbalance in the round) and begins a new auction round. If the imbalance is less than the tolerance, then the auction is complete with all volume tradeable at that price. The price is then set in U.S. Dollars and also converted into other currencies, including Australian Dollars, British Pounds, Canadian Dollars, Euros, Onshore and Offshore Yuan, Indian Rupees, Japanese Yen, Malaysian Ringgit, Russian Rubles, Singapore Dollars, South African Rand, Swiss Francs, New Taiwan Dollars, Thai Baht and Turkish Lira. The auction is run at 12:00 noon (London time).

During the auction, the price at the start of each round, and the volumes at the end of each round are available through major market data vendors. As soon as the auction finishes, the final prices and volumes are available through major market data vendors. IBA also publishes transparency reports, detailing the prices, volumes and times for each round of the auction. These transparency reports are available through major market data vendors and IBA when the auction finishes. The process can also be observed real-time through a WebICE screen. The auction mechanism provides a complete audit trail.

As of August 1, 2017, there were seven direct participants in the LBMA Silver Price administered by CME Group and Thomson Reuters. As of February 11, 2019, there are 10 direct participants participating in the auction process that determines the LBMA Silver Price.

Since April 1, 2015, the LBMA Silver Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”).  IBA is authorized as a regulated benchmark administrator by the FCA. Under the UK benchmark regulation, the governance structure for a regulated benchmark must include an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and the administrator (i.e., IBA). Through the Oversight Committee the LBMA continues to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. The price discovery process for the LBMA Silver Price is subject to surveillance by IBA. IBA has been formally assessed against the IOSCO Principles for Financial Benchmarks (the “IOSCO Principles”). In order to meet the IOSCO Principles, the price discovery used for the LBMA Silver Price benchmark is auditable and transparent.

The LBMA Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the auction. IBA’s auction process is similar to CME Group’s auction process, which in turn was similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the LBMA Silver Price has several advantages over the previous London silver fix. IBA’s auction process is fully transparent in real-time to direct participants and sponsored clients and, at the close of each auction, to the general public. IBA’s auction process is also fully auditable since an audit trail exists for every change made in the process. Moreover, the audit trail and active surveillance of the auction process by IBA, as well as the FCA’s oversight of IBA, will deter manipulative and abusive conduct in establishing each day’s LBMA Silver Price.

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

In addition to the public nature of the pricing, futures exchanges in the United States are regulated at two levels: internal and external governmental supervision. The internal is performed through self-regulation and consists of regular monitoring of the following: the central algorithmic matching process to ensure that it is conducted in conformance with all exchange rules; the orderly trading and settlement of futures and options; the financial condition of all exchange member firms to ensure that they continuously meet financial commitments; and the volume positions of commercial and non-commercial customers to ensure that physical delivery and other commercial commitments can be met, and that pricing is not being improperly affected by the size of any particular customer positions. External governmental oversight is performed by the CFTC, which reviews all the rules and regulations of United States futures exchanges and clearing houses and monitors their enforcement.

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

Since December 1, 2014, the LME has been administering the operation of an electronic platinum bullion price fixing systems (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

Daily during London trading hours the LME AM Fix and the LME PM Fix each provide reference platinum prices for that day’s trading. Many long-term contracts are priced on the basis of either the LME AM Fix or the LME PM Fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The Trust values its platinum on the basis of the LME PM Fix.

The LME PM Fix results from LMEbullion.  Formal participation in the LME PM Fix is limited to participating LPPM members. Five LPPM member participants are currently participating in establishing the LME PM Fix (Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank plc, Johnson Matthey plc and BASF Metals Ltd.). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members..

Orders are placed either with one of the participating LPPM member participants or with another precious metals dealer who will then be in contact with a participating LPPM member during the fixing. The fix begins with the chair of the pricing function submitting an opening price into the administration screen in LMEbullion, reflecting the market price and other data, prevailing at the opening of the fix. This is relayed by the LPPM member participants to their dealing rooms which have direct communication with all interested parties. Any member participant may enter the fixing process at any time, or adjust or withdraw his order. The platinum price is adjusted up or down until all the buy and sell orders are electronically matched, at which time the price is declared fixed. All orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media.

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Since December 1, 2014, the Sponsor determined that the London platinum fix, which has been revised based on the new LME method and is now known as the LBMA Platinum Price (PM), which we refer to herein as the LME PM Fix, will be an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day. The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day will be the LME PM Fix for such day.

As of December 1, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium bullion to a subsidiary company of the LBMA.

Futures Exchanges

The most significant platinum futures exchanges are the COMEX and the TOCOM. The COMEX is the largest exchange in the world for trading precious metals futures and options and launched platinum futures in 1956, followed with options in 1990. The TOCOM has been trading platinum since 1984. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the platinum represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades platinum futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

Palladium is traded generally on a loco Zurich basis, meaning the precious metal is physically held in vaults in Zurich or is transferred into accounts established in Zurich. As of September 1, 2009, palladium began trading on a loco London basis as well, meaning that the precious metal is physically held in vaults in London or is transferred into accounts established in London. The basis for settlement and delivery of a loco Zurich spot trade is payment (generally in U.S. Dollars) two business days after the trade date against delivery. Delivery of the palladium can either be by physical delivery or through the clearing systems to an unallocated account.

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce equals 31.1034768 grams. A good delivery palladium plate or ingot on the LPPM approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Plate or Ingot”). A Good Delivery Plate or Ingot must contain between 32 and 192 troy ounces of palladium with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The palladium content of a palladium plate or ingot is calculated by multiplying the gross weight by the fineness of the plate or ingot. A Good Delivery Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the palladium spot price always refers to that of “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

Since December 1, 2014, the LME has been administering the operation of electronic palladium bullion price fixing systems (“LMEbullion”) that replicate electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks.

Daily during London trading hours the LME AM Fix and the LME PM Fix each provide reference palladium prices for that day’s trading. Many long-term contracts will be priced on the basis of either the LME AM Fix or the LME PM Fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The Trust values its palladium on the basis of the LME PM Fix.

Formal participation in the LME PM Fix is limited to participating LPPM members. Five LPPM members are currently participating in establishing the LME PM Fix (Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank plc, Johnson Matthey plc and BASF Metals Ltd.). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

Orders are placed either with one of the participating LPPM member participants or with another precious metals dealer who will then be in contact with a participating LPPM member during the fixing. The fix begins with the chair reflecting the market price and other data, prevailing at the opening of the fix. This is relayed by the LPPM member participants to their dealing rooms which have direct communication with all interested parties. Any market member may enter the fixing process at any time, or adjust or withdraw his order. The palladium price is adjusted up or down until all the buy and sell orders are electronically matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media.

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Since December 1, 2014, the Sponsor determined that the London palladium fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing palladium bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s palladium bullion each trading day.  The Sponsor also has determined that the LME PM Fix will fairly represent the commercial value of palladium bullion held by the Trust and, the “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s palladium bullion as of any day will be the LME PM Fix for such day.

As of December 1, 2014, the LPPFCL transferred ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium bullion to a subsidiary company of the LBMA.

Futures Exchanges

The most significant palladium futures exchanges are the COMEX and the TOCOM. The COMEX is the largest exchange in the world for trading precious metals futures and options and launched palladium futures in 1968, followed with options in 2010. The TOCOM has been trading palladium since 1992. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the palladium represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades palladium futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

The U.S. Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps.  In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce, traded as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

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

The Sponsor’s Fee for the year ended December 31, 2018 was $2,132,987  (December 31, 2017: $1,942,976; December 31, 2016: $1,283,558).

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

The Sponsor

The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. prior to January 1, 2019, a Delaware corporation. As a result of the sale, ASII became the sole member of the Sponsor. ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc, which together with its affiliates and subsidiaries, is collectively referred to as “Aberdeen.” Aberdeen Standard Investments is a brand of the investment businesses of Standard Life Investments plc, its affiliates and subsidiaries. In the United States, Aberdeen Standard Investments is the marketing name for the following affiliated, registered investment advisers: Aberdeen Standard Investments Inc., Aberdeen Asset Managers Ltd., Aberdeen Standard Investments Australia Ltd., Aberdeen Standard Investments (Asia) Ltd., Aberdeen Capital Management, LLC, Aberdeen Standard Investments ETFs Advisors LLC and Standard Life Investments (Corporate Funds) Ltd.

The Sponsor’s office is located at c/o Aberdeen Standard Investments ETFs Sponsor LLC, 712 Fifth Avenue, 49th Floor, New York, NY 10019. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ASII, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

Name Changes

Effective October 1, 2018, the name of the Trust changed from the “ETFS Precious Metals Trust” to the “Aberdeen Standard Precious Metals ETF Trust”. In addition, effective October 1, 2018, the name of the Shares changed from “ETFS Physical PM Basket Shares” to “Aberdeen Standard Physical Precious Metals Basket Shares ETF”, and the name of the Sponsor changed from “ETF Securities USA LLC” to “Aberdeen Standard Investments ETFs Sponsor LLC”.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2018, the Trustee was in compliance with these conditions.

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

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell Bullion or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. Affiliates of the Trustee are subject to the same transaction fee as other Authorized Participants.

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

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell Bullion or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Custodian and its affiliates are subject to the same transaction fee as other Authorized Participants.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of May 11, 2018 and December 31, 2018.

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

The process of withdrawing Bullion from the Trust for a redemption of a Basket follows the same general procedure as for depositing Bullion with the Trust for a creation of a Basket, only in reverse. Each transfer of Bullion between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of Bullion being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amounts of gold, silver, platinum and palladium held in the Trust Unallocated Account as of the close of each business day. See “Deposit of Bullion; Issuance of Shares” and “Withdrawal of Bullion; Redemption of Shares.”

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

Shareholders will be required to recognize gain or loss upon a sale of Bullion by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Under the recently enacted Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

United States Information Reporting and Backup Withholding Tax for US and Non-US Shareholders

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major Bullion markets. While the Shares will trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for gold, platinum and palladium will be reduced after the close of the major world markets for gold, platinum and palladium, including London, Zurich and the COMEX and liquidity in the market for silver will be reduced after the close of the major world silver markets, including London and the COMEX. As a result, during these periods, trading spreads and the resulting premium or discount on the Shares may widen.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2013 to 2017, world platinum mine supply averaged 5.9 million ounces and world palladium mine supply averaged 6.4 million ounces. During the same period, total global supply measured 6.2 million ounces of platinum and 7.1 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that the metal holdings of the Trust will have a similar impact or have no long-term metal price impact thereby affecting Share trading prices.

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

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust has utilized the LME PM Fix as the benchmark price for valuing platinum and palladium held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon platinum fix and the London afternoon palladium fix as its benchmarks for valuation purposes. The London afternoon fix for platinum and palladium was the price of an ounce of platinum or palladium as set by four fixing members of the LPPM at approximately 2:00 p.m., London time, on each working day and was widely accepted among platinum and palladium market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA and the administration of platinum and palladium price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix. The LME had not operated this fixing process previously and the LME PM Fix may, among other things:

•	not behave over time like the London afternoon platinum fix and the London afternoon palladium fix had historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London afternoon platinum fix or the London afternoon palladium fix;
•	result in delays or errors in the determination of a daily benchmark price of platinum or palladium; or
•	otherwise prove unreliable as a benchmark price.

Further, potential future regulation could affect the rules under which the LME PM Fix is operated, and could result in a change to the participants in the LME PM Fix.

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

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last five years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals), or could lead to less liquidity or greater price volatility for these metals and products that use these benchmark prices, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

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

•

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 61% of the net global demand in platinum and palladium in 2017. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

•	A decline in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

A decline in the automobile industry or a shift from gasoline-powered to electric vehicles may have the effect of causing a decline in the prices of platinum and palladium and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use platinum and palladium, accounted for approximately 33% of the global demand in platinum and 83% of the global demand in palladium in 2016.  Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand.  A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum and palladium and affect the price of the Shares.

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

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian, any Zurich Sub-Custodian or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are (1) The Bank of Nova Scotia – ScotiaMocatta, Brinks Global Services Inc., HSBC Bank plc, ICBC Standard Bank plc and UBS for all Bullion; (2) Malca-Amit UK Limited, London for gold, platinum and silver; (3) the Bank of England for gold only; (4) Via Mat International for silver only; and (5) Credit Suisse and Malca-Amit SA, Zurich for palladium and platinum,  and the custodian may use LBMA and LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian will select the Zurich Sub-Custodians, and each Zurich Sub-Custodian will custody that portion of the Trust’s allocated platinum and palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodians and any other sub-custodian, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian and the Zurich Sub-Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian and the Zurich Sub-Custodian. See “Custody of the Trust’s Bullion” for more information about sub-custodians that may hold the Trust’s bullion.

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

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

The Custodian, the Trustee and the Marketing Agent depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

Uncertainty regarding the effects of Brexit could adversely affect the price of the Shares.

The ongoing negotiations surrounding the United Kingdom’s (“UK”) exit from the European Union (“EU”) (“Brexit”) have yet to provide clarity on what the outcome will be for the UK or Europe. The UK remains a member of the EU until the legally established departure date of March 29, 2019 and, until such date, all existing EU-derived laws and regulations continue to apply in the UK. Those laws may continue to apply for a transitional period, depending on whether a deal is struck and, if so, what that deal is. The unavoidable uncertainties and events related to Brexit could negatively affect taxes and costs of business; cause volatility in currency exchange rates, interest rates, and European, UK or worldwide political, regulatory, economic or market conditions; and contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares.

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

The following tables set out the range of high and low closing prices for the Shares that have been reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2018 and 2017:

Fiscal Year Ended December 31, 2018: Quarter Ended
	High	Low
March 31, 2018	$67.81	$63.90
June 30, 2018	$66.33	$61.22
September 30, 2018	$61.72	$56.51
December 31, 2018	$63.16	$58.39

Fiscal Year Ended December 31, 2017: Quarter Ended
	High	Low
March 31, 2017	$64.17	$58.53
June 30, 2017	$65.12	$60.38
September 30, 2017	$67.37	$59.75
December 31, 2017	$65.18	$61.53

The number of outstanding Shares of the Trust as of February 25, 2019 was 5,650,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2018	$59.34	$56.51
September 2018	$58.76	$57.57
October 2018	$60.30	$58.39
November 2018	$60.41	$58.50
December 2018	$63.16	$60.12
January 2019	$65.38	$63.21

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2018 and 2017:

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2018	-	-	-	-	-
February 2018	150,000	0.029	1.053	0.004	0.006
March 2018	-	-	-	-	-
April 2018	-	-	-	-	-
May 2018	100,000	0.029	1.051	0.004	0.006
June 2018	400,000	0.029	1.051	0.004	0.006
July 2018	-	-	-	-	-
August 2018	200,000	0.029	1.049	0.004	0.006
September 2018	-	-	-	-	-
October 2018	-	-	-	-	-
November 2018	100,000	0.029	1.048	0.004	0.006
December 2018	50,000	0.029	1.048	0.004	0.006
Total	1,000,000

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2017	-	-	-	-	-
February 2017	50,000	0.029	1.059	0.004	0.006
March 2017	-	-	-	-	-
April 2017	-	-	-	-	-
May 2017	-	-	-	-	-
June 2017	-	-	-	-	-
July 2017	-	-	-	-	-
August 2017	-	-	-	-	-
September 2017	-	-	-	-	-
October 2017	-	-	-	-	-
November 2017	-	-	-	-	-
December 2017	-	-	-	-	-
Total	50,000

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$359,447	$362,116	$261,641	$161,846	$237,238
Total (loss) / gain on Bullion	$(7,542)	$33,188	$6,284	$(17,850)	$(5,967)
Change in net assets from operations	$(9,675)	$31,245	$5,000	$(18,787)	$(7,056)
Weighted average number of Shares	5,700,685	5,131,918	3,443,989	2,645,205	2,669,726
Net (decrease) / increase in net assets per Share	$(1.70)	$6.09	$1.45	$(7.10)	$(2.64)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

Introduction.

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”), formerly known as ETFS Precious Metals Basket Trust prior to October 1, 2018, is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and Aberdeen Standard Investments ETFs Sponsor LLC, the sponsor of the Trust (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018. The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of gold, silver, platinum and palladium bullion (“Bullion”) held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Trust issues and redeems Shares only in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers, or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “GLTR.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) since inception.

NAV per Share vs. Proportionate Price from October 18, 2010 (the Date of Inception) to December 31, 2018

120.00
110.00
100.00
90.00
80.00
70.00
60.00
50.00
10/18/2010
10/18/2011
10/18/2012
10/18/2013
10/18/2014
10/18/2015
10/18/2016
10/18/2017
10/18/2018
Proportionate Price
NAV per Share

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

	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$)
Investment in Bullion - cost	$351,430	$346,429	$276,167
Unrealized gain / (loss) on investment in Bullion	8,017	15,687	(17,432)
Investment in Bullion - fair value	$359,447	$362,116	$258,735

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of May 11, 2018 and December 31, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2018 and 2017, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$)
Total (loss) / gain on Bullion	$(7,542)	$33,188	$6,284
Net change in assets from operations	$(9,675)	$31,245	$5,000
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2018

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $361,931,979 at December 31, 2017 to $359,264,176 at December 31, 2018, a 0.74% decrease for the year. The decrease in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 5,600,000 Shares at December 31, 2017 to 5,700,000 Shares at December 31, 2018, a result of 1,100,000 Shares (22 Baskets) being created and 1,000,000 Shares (20 Basket) being redeemed during the year and an decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 1.89% during the year.

The NAV per Share decreased 2.48% from $64.63 at December 31, 2017 to $63.03 at December 31, 2018. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $2,132,987 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $67.58 at January 25, 2018 was the highest during the year, compared with a low of $57.16 at August 16, 2018.

The decrease in net assets from operations for the year ended December 31, 2018 was $9,675,779, resulting from a realized gain of $13,067 on Bullion transferred to pay expenses, a realized gain of $115,533 on Bullion distributed for the redemption of Shares and offset by a change in unrealized loss on investment in Bullion of $7,671,392 and the Sponsor’s Fee of $2,132,987.  Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2018
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$562	$558	$500	$513	$2,133
Total expenses	562	558	500	513	2,133

Net investment loss	(562)	(558)	(500)	(513)	(2,133)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	30	21	(11)	(27)	13
Realized gain / (loss) on Bullion distributed for the redemption of Shares	484	789	(896)	(262)	115
Change in unrealized (loss) / gain on investment in Bullion	(2,495)	(16,650)	(15,760)	27,235	(7,670)
Total (loss) / gain on Bullion	(1,981)	(15,840)	(16,667)	26,946	(7,542)

Change in net assets from operations	$(2,543)	$(16,398)	$(17,167)	$26,433	$(9,675)

Net (decrease) / increasein net assets per Share	$(0.44)	$(2.80)	$(3.11)	$4.69	$(1.70)

Weighted average number of Shares	5,796,667	5,854,396	5,516,848	5,638,587	5,700,685

Year Ended December 31, 2017
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$431	$471	$506	$535	$1,943
Total expenses	431	471	506	535	1,943

Net investment loss	(431)	(471)	(506)	(535)	(1,943)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	(10)	5	6	16	17
Realized gain / (loss) on Bullion distributed for the redemption of Shares	51	-	-	-	51
Change in unrealized gain / (loss) on investment in Bullion	24,221	(8,153)	10,878	6,174	33,120
Total gain / (loss) on Bullion	24,262	(8,148)	10,884	6,190	33,188

Change in net assets from operations	$23,831	$(8,619)	$10,378	$5,655	$31,245

Net increase / (decrease)in net assets per Share	$5.10	$(1.70)	$1.97	$1.03	$6.09

Weighted average number of Shares	4,674,444	5,063,187	5,276,630	5,502,717	5,131,918

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2018, the Trust’s disclosure controls and procedures were effective.

Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2018. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2018.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018.

Report of Independent  Registered  Public  Accounting  Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Precious Metals Basket ETF Trust (formerly “ETFS Precious Metals Basket Trust”):

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Precious Metals Basket ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements and financial highlights.

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

/s/ KPMG LLP

New York, New York
February 27, 2019

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Christopher Demetriou – President and Chief Executive Officer

Mr. Demetriou is Chief Executive Officer – Americas for ASII. Mr. Demetriou is a member of the Group Executive Committee as well as several other committees within the organization. Mr. Demetriou is based in Philadelphia and is responsible for Aberdeen Standard Investments’ operations across North and South America. Mr. Demetriou previously held the position of Deputy Chief Executive Officer – Americas for ASII from December 2016 to April 2018, Chief Financial Officer – Americas from January 2016 to December 2016, and Head of Finance – Americas from June 2014 to January 2016. Mr. Demetriou joined ASII in June 2014, as a result of Aberdeen’s acquisition of SVG, a FTSE 250 private equity investor based in London. While at SVG, from June 2010 to June 2014, Mr. Demetriou was Group Financial Controller and Deputy Head of Strategy. Prior to joining SVG, Mr. Demetriou worked at Ernst and Young, specializing in Asset and Wealth Management audits and transactions. Mr. Demetriou is a Chartered Accountant and has a BA in Politics from the University of York in England.

Andrea Melia – Chief Financial Officer and Treasurer

Ms. Melia is Vice President and Head of Fund Operations, Traditional Assets – Americas for ASII. Ms. Melia has managed the fund administration team since joining ASII in September 2009. Prior to joining ASII, Ms. Melia was Director of fund administration and accounting oversight for Princeton Administrators LLC, a division of BlackRock Inc. and had worked with Princeton Administrators since 1992. Ms. Melia holds a BS in Accounting from University of Scranton and a MBA from Rider University.

As described under Item 1 above, ASII is the parent of the Sponsor.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust.

Security Ownership of Management

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Audit fees - KPMG	$66,500	$50,160
Audit related fees - KPMG	8,000	8,000
	$74,500	$58,160

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approval Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP. Such determinations are made by the Sponsor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-164769 on October 19, 2010

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

4.2

Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 10-K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1(b)	Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-164769 on October 19, 2010

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective October 1, 2108

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Precious Metals Basket ETF Trust (formerly “ETFS Precious Metals Basket Trust”):

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2018. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2018, and the financial highlights for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 27, 2019

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Assets and Liabilities
At December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: December 31, 2018: $200,683; December 31, 2017: $196,806)	$208,722	$208,689
Silver (cost: December 31, 2018: $102,655; December 31, 2017: $103,311)	92,347	99,537
Platinum (cost: December 31, 2018: $22,888; December 31, 2017: $23,345)	17,241	19,895
Palladium (cost: December 31, 2018: $25,204; December 31, 2017: $22,967)	41,137	33,995
Total investment in Bullion	359,447	362,116

Total Assets	359,447	362,116

LIABILITIES
Fees payable to Sponsor	183	184
Total Liabilities	183	184

NET ASSETS (1)	$359,264	$361,932

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2018 were 5,700,000 and at December 31, 2017 were 5,600,000. Net asset value per Share at December 31, 2018 was $63.03 and at December 31, 2017 was $64.63.

See Notes to the Financial Statements.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments
At December 31, 2018 and 2017

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	162,854.5	$200,683	$208,722	58.10%
Silver	5,971,327.0	102,655	92,347	25.70%
Platinum	21,713.7	22,888	17,241	4.80%
Palladium	32,570.6	25,204	41,137	11.45%
Total investment in Bullion		$351,430	$359,447	100.05%
Less liabilities			(183)	(0.05)%
Net assets			$359,264	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	160,963.2	$196,806	$208,689	57.66%
Silver	5,901,979.3	103,311	99,537	27.50%
Platinum	21,461.5	23,345	19,895	5.50%
Palladium	32,192.4	22,967	33,995	9.39%
Total investment in Bullion		$346,429	$362,116	100.05%
Less liabilities			(184)	(0.05)%
Net assets			$361,932	100.00%

See Notes to the Financial Statements.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations
For the years ended December 31, 2018, 2017 and 2016

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$2,133	$1,943	$1,284
Total expenses	2,133	1,943	1,284

Net investment loss	(2,133)	(1,943)	(1,284)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	13	17	6
Realized (loss) / gain on Bullion distributed for the redemption of Shares	115	51	(2,722)
Change in unrealized gain and loss on investment in Bullion	(7,670)	33,120	9,000
Total (loss) / gain on investment in Bullion	(7,542)	33,188	6,284

Change in net assets from operations	$(9,675)	$31,245	$5,000

Net increase / (decrease) in net assets per Share	$(1.70)	$6.09	$1.45

Weighted average number of Shares	5,700,685	5,131,918	3,443,989

See Notes to the Financial Statements.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2018, 2017 and 2016

	December 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	5,600,000	$361,932
Net investment loss		(2,133)
Realized gain on investment in Bullion		128
Change in unrealized loss on investment in Bullion		(7,670)
Creations	1,100,000	69,065
Redemptions	(1,000,000)	(62,058)
Closing balance at December 31, 2018	5,700,000	$359,264

	December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	4,500,000	$261,512
Net investment loss		(1,943)
Realized gain on investment in Bullion		68
Change in unrealized gain on investment in Bullion		33,120
Change in unrealized loss on unsettled creations or redemptions		(58)
Creations	1,150,000	72,378
Redemptions	(50,000)	(3,145)
Closing balance at December 31, 2017	5,600,000	$361,932

	December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,100,000	$161,766
Net investment loss		(1,284)
Realized loss on investment in Bullion		(2,716)
Change in unrealized gain on investment in Bullion		9,000
Change in unrealized gain on unsettled creations or redemptions		58
Creations	1,850,000	119,307
Redemptions	(450,000)	(24,619)
Closing balance at December 31, 2016	4,500,000	$261,512

See Notes to the Financial Statements.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights
For the years ended December 31, 2018, 2017 and 2016

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$64.63	$58.11	$52.18
Income from investment operations:
Net investment loss	(0.37)	(0.38)	(0.37)
Total realized and unrealized gains or losses on investment in Bullion	(1.23)	6.90	6.30
Change in net assets from operations	(1.60)	6.52	5.93

Net asset value per Share at end of period	$63.03	$64.63	$58.11

Weighted average number of Shares	5,700,685	5,131,918	3,443,989

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	(2.48)%	11.22%	11.36%

See Notes to the Financial Statements.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”), formerly known as ETFS Precious Metals Basket Trust prior to October 1, 2018, is an investment trust formed on October 18, 2010, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018, and The Bank of New York Mellon, as  trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold, silver, platinum and palladium in set ratios (together, “Bullion”) and issues Aberdeen Standard Physical Precious Metals Basket Shares ETF (the “Shares”), formerly known as ETFS Physical PM Basket Shares prior to October 1, 2018, (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. prior to January 1, 2019, a Delaware corporation. As a result of the sale, ASII became the sole member of the Sponsor. ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

Prior to March 20, 2015, the fair value of gold was based on the London PM Fix. The London PM Fix price for gold was set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association which occurred at approximately 3:00 p.m. London time, on each working day.   The London PM Fix was discontinued on March 19, 2015.

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

Prior to December 1, 2014, the Trust utilized the London PM Fix as its benchmark for valuation purposes. The London PM Fix for platinum and palladium was the price of an ounce of platinum or palladium (respectively) as set by four fixing members of the London Platinum and Palladium Market (“LPPM”) at approximately 2:00 p.m., London time, on each working day and was widely accepted among platinum and palladium market participants. The London PM Fix was discontinued on November 30, 2014.

Since August 15, 2014, an electronic, over-the-counter silver bullion auction has been conducted in London, England to establish a fixing price for an ounce of silver once each trading day  (the “LBMA Silver Price”). The LBMA Silver Price is established by the 10 LBMA authorized bullion banks and market makers participating in the auction and disseminated by major market vendors. The LBMA Silver Price was initially operated by CME Group, Inc. until October 2, 2017, at which time IBA commenced administration of the LBMA Silver Price. The London Metal Price for silver held by the Trust is the LBMA Silver Price.

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

The investment in Bullion is classified as a level 2 asset, as the Trust’s investment in Bullion is calculated using primary market pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

December 31, 2017 and 2016

(Amounts in 000's of US$)	December 31, 2018	December 31, 2017
Level 2
Investment in Bullion	$359,447	$362,116

There were no re-allocations or transfers between levels during the years ended December 31, 2018 and 2017.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the years ended December 31, 2018 and 2017:

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2018
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4
Creations	31,517.8	1,155,651.2	4,202.4	6,303.5	1,197,674.9
Redemptions	(28,644.8)	(1,050,308.6)	(3,819.3)	(5,729.0)	(1,088,501.7)
Transfers of Bullion to pay expenses	(981.7)	(35,994.9)	(130.9)	(196.3)	(37,303.8)
Closing balance	162,854.5	5,971,327.0	21,713.7	32,570.6	6,188,465.8

Investment in Bullion
Opening balance	$208,689	$99,537	$19,895	$33,995	$362,116
Creations	40,379	18,251	3,784	6,651	69,065
Redemptions	(36,380)	(16,605)	(3,357)	(5,716)	(62,058)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,087	(1,675)	(744)	1,447	115
Transfers of Bullion to pay expenses	(1,250)	(570)	(116)	(198)	(2,134)
Realized gain / (loss) on Bullion transferred to pay expenses	41	(57)	(24)	53	13
Change in unrealized (loss) / gain on investment in Bullion	(3,844)	(6,534)	(2,197)	4,905	(7,670)
Closing balance	$208,722	$92,347	$17,241	$41,137	$359,447

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2017
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	128,679.3	4,718,236.5	17,157.1	25,735.6	4,889,808.5
Creations	34,600.0	1,268,666.3	4,613.3	6,920.0	1,314,799.6
Redemptions	(1,444.2)	(52,952.5)	(192.6)	(288.8)	(54,878.1)
Transfers of Bullion to pay expenses	(871.9)	(31,971.0)	(116.3)	(174.4)	(33,133.6)
Closing balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4

Investment in Bullion
Opening balance	$149,152	$76,624	$15,562	$17,397	$258,735
Creations	43,165	21,854	4,396	5,811	75,226
Redemptions	(1,786)	(938)	(196)	(225)	(3,145)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	32	10	(19)	28	51
Transfers of Bullion to pay expenses	(1,087)	(541)	(110)	(149)	(1,888)
Realized gain / (loss) on Bullion transferred to pay expenses	27	(20)	(19)	28	17
Change in unrealized gain on investment in Bullion	19,186	2,548	281	11,105	33,120
Closing balance	$208,689	$99,537	$19,895	$33,995	$362,116

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

For the year ended December 31, 2018 the Sponsor’s Fee was $2,132,987  (December 31, 2017: $1,942,976; December 31, 2016:  $1,283,558).

As of December 31, 2018, the fees payable to the Sponsor were $182,586  (December 31, 2017: $183,974).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2018 and 2017.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC
(FORMERLY ETF SECURITIES USA LLC)

Date:	February 27, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 27, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.