Form 10-Q
period 2019-03-31
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2019-05-09
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒
Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Precious Metals Basket Shares ETF	GLTR	NYSE Arca

As of May 6, 2019,  Aberdeen Standard Precious Metals Basket ETF Trust had 5,650,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: March 31, 2019: $193,543; December 31, 2018: $200,683)	$203,258	$208,722
Silver (cost: March 31, 2019: $98,754; December 31, 2018: $102,655)	86,875	92,347
Platinum (cost: March 31, 2019: $21,965; December 31, 2018: $22,888)	17,783	17,241
Palladium (cost: March 31, 2019: $24,614; December 31, 2018: $25,204)	43,620	41,137
Total investment in Bullion	351,536	359,447

Total Assets	351,536	359,447

LIABILITIES
Fees payable to Sponsor	180	183
Total Liabilities	180	183

NET ASSETS (1)	$351,356	$359,264

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2019 were 5,500,000 and at December 31, 2018 were 5,700,000. Net asset values per Share at March 31, 2019 and December 31, 2018 were $63.88 and $63.03, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments
At March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	156,908.1	$193,543	$203,258	57.85%
Silver	5,753,293.5	98,754	86,875	24.73%
Platinum	20,920.9	21,965	17,783	5.06%
Palladium	31,381.3	24,614	43,620	12.41%
Total investment in Bullion		$338,876	$351,536	100.05%
Liabilities in excess of other assets			(180)	(0.05)%
Net assets			$351,356	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	162,854.5	$200,683	$208,722	58.10%
Silver	5,971,327.0	102,655	92,347	25.70%
Platinum	21,713.7	22,888	17,241	4.80%
Palladium	32,570.6	25,204	41,137	11.45%
Total investment in Bullion		$351,430	$359,447	100.05%
Liabilities in excess of other assets			(183)	(0.05)%
Net assets			$359,264	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$540	$562
Total expenses	540	562

Net investment loss	(540)	(562)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	21	30
Realized gain on Bullion distributed for the redemption of Shares	954	484
Change in unrealized gain / (loss) on investment in Bullion	4,644	(2,495)
Total gain / (loss) on investment in Bullion	5,619	(1,981)

Change in net assets from operations	$5,079	$(2,543)

Net increase / (decrease) in net assets per Share	$0.90	$(0.44)

Weighted average number of Shares	5,648,889	5,796,667

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statement of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three Months Ended March 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	5,700,000	$359,264
Net investment loss		(540)
Realized gain on investment in Bullion		975
Change in unrealized gain on investment in Bullion		4,644
Creations	100,000	6,452
Redemptions	(300,000)	(19,439)
Closing balance at March 31, 2019	5,500,000	$351,356

	Three Months Ended March 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	5,600,000	361,932
Net investment loss		(562)
Realized gain on investment in Bullion		514
Change in unrealized loss on investment in Bullion		(2,495)
Change in unrealized loss on unsettled creations or redemptions		(24)
Creations	500,000	32,679
Redemptions	(150,000)	(9,785)
Closing balance at March 31, 2018	5,950,000	$382,259

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$63.03	$64.63
Income from investment operations:
Net investment loss	(0.10)	(0.10)
Total realized and unrealized gains or losses on investment in Bullion	0.95	(0.28)
Change in net assets from operations	0.85	(0.38)

Net asset value per Share at end of period	$63.88	$64.25

Weighted average number of Shares	5,648,889	5,796,667

Expense ratio (1)	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%

Total return, net asset value (2)	1.35%	(0.59)%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”) is an investment trust formed on October 18, 2010, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold, silver, platinum and palladium in set ratios (together, “Bullion”) and issues Aberdeen Standard Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”).  ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

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

2.2. Valuation of Bullion

The Trust follows the provisions of ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At March 31, 2019, approximately 1% of the Trust’s platinum and 2% of the Trust’s palladium was held by the Zurich Sub-Custodian. At March 31, 2019 no gold or silver was held by the Zurich Sub-Custodian.

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

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2019	December 31, 2018
Level 2
Investment in Bullion	$351,536	$359,447

There were no transfers between levels during the three months ended March 31, 2019 or the year ended December 31, 2018.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date.  At March 31, 2019 and December 31, 2018, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. The typical settlement period for Shares is two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When Bullion is exchanged in settlement of a redemption, it is considered a sale of Bullion for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2019 and December 31, 2018.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and their respective values for the three months ended March 31, 2019 and 2018 are set out below:

(Amounts in 000's of US$, except for ounces data)	Three Months Ended March 31, 2019
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	162,854.5	5,971,327.0	21,713.7	32,570.6	6,188,465.8
Creations	2,854.4	104,660.3	380.6	570.9	108,466.2
Redemptions	(8,559.3)	(313,839.5)	(1,141.2)	(1,711.9)	(325,251.9)
Transfers of Bullion to pay expenses	(241.5)	(8,854.3)	(32.2)	(48.3)	(9,176.3)
Closing balance	156,908.1	5,753,293.5	20,920.9	31,381.3	5,962,503.8

Investment in Bullion
Opening balance	$208,722	$92,347	$17,241	$41,137	$359,447
Creations	3,714	1,638	309	791	6,452
Redemptions	(11,152)	(4,842)	(925)	(2,520)	(19,439)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	595	(545)	(273)	1,177	954
Transfers of Bullion to pay expenses	(313)	(138)	(26)	(66)	(543)
Realized gain / (loss) on Bullion transferred to pay expenses	15	(14)	(8)	28	21
Change in unrealized gain / (loss) on investment in Bullion	1,677	(1,571)	1,465	3,073	4,644
Closing balance	$203,258	$86,875	$17,783	$43,620	$351,536

(Amounts in 000's of US$, except for ounces data)	Three Months Ended March 31, 2018
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4
Creations	12,920.1	473,737.9	1,722.7	2,584.0	490,964.7
Redemptions	(4,306.1)	(157,891.2)	(574.1)	(861.2)	(163,632.6)
Transfers of Bullion to pay expenses	(242.3)	(8,885.2)	(32.3)	(48.5)	(9,208.3)
Closing balance	169,334.9	6,208,940.8	22,577.8	33,866.7	6,434,720.2

Investment in Bullion
Opening balance	$208,689	$99,537	$19,895	$33,995	$362,116
Creations	17,145	7,943	1,682	2,673	29,443
Redemptions	(5,754)	(2,618)	(558)	(855)	(9,785)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	462	(139)	(63)	224	484
Transfers of Bullion to pay expenses	(321)	(150)	(31)	(51)	(553)
Realized gain / (loss) on Bullion transferred to pay expenses	24	(6)	(4)	16	30
Change in unrealized gain / (loss) on investment in Bullion	3,929	(3,485)	212	(3,151)	(2,495)
Closing balance	$224,174	$101,082	$21,133	$32,851	$379,240

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

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

For the three months ended March 31, 2019 and 2018 the Sponsor’s Fee was $539,776 and $561,705, respectively.

At March 31, 2019 and at December 31, 2018, the fees payable to the Sponsor were $180,421 and $183,974, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2019 and 2018.

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

2.9. Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended March 31, 2019.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The Quarter Ended March 31, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $359,264,176 at December 31, 2018 to $351,356,287 at March 31, 2019, a 2.20% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the outstanding Shares, which fell from 5,700,000 Shares at December 31, 2018 to 5,500,000 shares at March 31, 2019, a result of 100,000 Shares (2 Baskets) being created and 300,000 Shares (6 Baskets) being redeemed during the quarter.

There was an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 1.51% from $66.22 at December 31, 2018 to $67.21 at March 31, 2019.

The NAV per Share increased 1.35% from $63.03 at December 31, 2018 to $63.88 at March 31, 2019. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $539,776 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $66.75 at February 20, 2019 was the highest during the quarter, compared with a low of $63.02 at January 2, 2019.

The increase in net assets from operations for the quarter ended March 31, 2019 was $5,078,483, resulting from a realized gain of $20,633 on the transfer of Bullion to pay expenses, a realized gain of $953,832 on Bullion distributed for the redemption of Shares and a change in unrealized gain on investment in Bullion of $4,643,794, offset by the Sponsor’s Fee of $539,776. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2019,  the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended March 31, 2019:

2 Basket was created.

6 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
January 2019	-	-	-	-	-	-
February 2019	3	150,000	0.029	1.046	0.004	0.006
March 2019	3	150,000	0.029	1.046	0.004	0.006
	6	300,000

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

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 9, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.