Form 10-Q
period 2019-06-30
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2019-08-09
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

(844) 383-7289

(Registrant's telephone number, including area code)

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

As of August 6, 2019, Aberdeen Standard Precious Metals Basket ETF Trust had 5,600,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: June 30, 2019: $197,150; December 31, 2018: $200,683)	$224,762	$208,722
Silver (cost: June 30, 2019: $99,945; December 31, 2018: $102,655)	89,022	92,347
Platinum (cost: June 30, 2019: $22,183; December 31, 2018: $22,888)	17,398	17,241
Palladium (cost: June 30, 2019: $25,726; December 31, 2018: $25,204)	48,621	41,137
Total investment in Bullion	379,803	359,447

Total Assets	379,803	359,447

LIABILITIES
Fees payable to Sponsor	188	183
Total Liabilities	188	183

NET ASSETS (1)	$379,615	$359,264

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2019 were 5,600,000 and at December 31, 2018 were 5,700,000. Net asset values per Share at June 30, 2019 and December 31, 2018 were $67.79 and $63.03, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments
At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	159,518.4	$197,150	$224,762	59.21%
Silver	5,849,005.8	99,945	89,022	23.45%
Platinum	21,268.9	22,183	17,398	4.58%
Palladium	31,903.3	25,726	48,621	12.81%
Total investment in Bullion		$345,004	$379,803	100.05%
Liabilities			(188)	(0.05)%
Net assets			$379,615	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	162,854.5	$200,683	$208,722	58.10%
Silver	5,971,327.0	102,655	92,347	25.70%
Platinum	21,713.7	22,888	17,241	4.80%
Palladium	32,570.6	25,204	41,137	11.45%
Total investment in Bullion		$351,430	$359,447	100.05%
Liabilities			(183)	(0.05)%
Net assets			$359,264	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

(Amounts in 000's of US$, except for Share and per Share data)

EXPENSES
Sponsor's Fee	$547	$558	$1,087	$1,120
Total expenses	547	558	1,087	1,120

Net investment loss	(547)	(558)	(1,087)	(1,120)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	18	21	39	51
Realized gain on Bullion distributed for the redemption of Shares	275	789	1,228	1,273
Change in unrealized gain / (loss) on investment in Bullion	22,138	(16,650)	26,782	(19,145)
Total gain / (loss) on investment in Bullion	22,431	(15,840)	28,049	(17,821)

Change in net assets from operations	$21,884	$(16,398)	$26,962	$(18,941)

Net increase / (decrease) in net assets per Share	$3.90	$(2.80)	$4.79	$(3.25)

Weighted average number of Shares	5,608,242	5,854,396	5,628,453	5,825,691

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statement of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	5,500,000	$351,356	5,950,000	$382,259
Net investment loss		(547)		(558)
Realized gain on investment in Bullion		293		810
Change in unrealized gain on investment in Bullion		22,138		(16,650)
Change in unrealized gain on unsettled creations or redemptions		-		24
Creations	200,000	12,806	150,000	9,532
Redemptions	(100,000)	(6,431)	(500,000)	(31,791)
Closing balance	5,600,000	$379,615	5,600,000	$343,626

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	5,700,000	$359,264	5,600,000	$361,932
Net investment loss		(1,087)		(1,120)
Realized gain on investment in Bullion		1,267		1,324
Change in unrealized loss on investment in Bullion		26,782		(19,145)
Creations	300,000	19,259	650,000	42,211
Redemptions	(400,000)	(25,870)	(650,000)	(41,576)
Closing balance	5,600,000	$379,615	5,600,000	$343,626

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$63.88	$64.25	$63.03	$64.63
Income from investment operations:
Net investment loss	(0.10)	(0.10)	(0.19)	(0.19)
Total realized and unrealized gains or losses on investment in Bullion	4.01	(2.79)	4.95	(3.08)
Change in net assets from operations	3.91	(2.89)	4.76	(3.27)

Net asset value per Share at end of period	$67.79	$61.36	$67.79	$61.36

Weighted average number of Shares	5,608,242	5,854,396	5,628,453	5,825,691

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value (2)	6.12%	(4.50)%	7.55%	(5.06)%

(1)Annualized for periods of less than one year.

(2)Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”) is an investment trust formed on October 18, 2010, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold, silver, platinum and palladium in set ratios (together, “Bullion”) and issues Aberdeen Standard Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At June 30, 2019, approximately 1.60% of the Trust’s platinum and 1.61% of the Trust’s palladium was held by the Zurich Sub-Custodian. At June 30, 2019 no gold or silver was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2019	December 31, 2018
Level 2
Investment in Bullion	$379,803	$359,447

There were no transfers between levels during the six months ended June 30, 2019 or the year ended December 31, 2018.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At June 30, 2019 and December 31, 2018, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2019 and December 31, 2018.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and six months ended June 30, 2019 and 2018 are set out below:

(Amounts in 000's of US$, except for ounces data)	Three Months Ended June 30, 2019
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	156,908.1	5,753,293.5	20,920.9	31,381.3	5,962,503.8
Creations	5,699.8	208,994.8	760.0	1,140.0	216,594.6
Redemptions	(2,848.1)	(104,431.9)	(379.8)	(569.7)	(108,229.5)
Transfers of Bullion to pay expenses	(241.4)	(8,850.6)	(32.2)	(48.3)	(9,172.5)
Closing balance	159,518.4	5,849,005.8	21,268.9	31,903.3	6,061,696.4

Investment in Bullion
Opening balance	$203,258	$86,875	$17,783	$43,620	$351,536
Creations	7,423	3,128	649	1,606	12,806
Redemptions	(3,788)	(1,541)	(309)	(793)	(6,431)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	271	(245)	(89)	338	275
Transfers of Bullion to pay expenses	(312)	(133)	(27)	(67)	(539)
Realized gain / (loss) on Bullion transferred to pay expenses	14	(18)	(6)	28	18
Change in unrealized gain / (loss) on investment in Bullion	17,896	956	(603)	3,889	22,138
Closing balance	$224,762	$89,022	$17,398	$48,621	$379,803

(Amounts in 000's of US$, except for ounces data)	Three Months Ended June 30, 2018
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	169,334.9	6,208,940.8	22,577.8	33,866.7	6,434,720.2
Creations	5,733.6	210,229.5	764.5	1,146.7	217,874.3
Redemptions	(14,328.2)	(525,367.8)	(1,910.5)	(2,865.7)	(544,472.2)
Transfers of Bullion to pay expenses	(86.2)	(3,161.4)	(11.5)	(17.2)	(3,276.3)
Closing balance	160,654.1	5,890,641.1	21,420.3	32,130.5	6,104,846.0

Investment in Bullion
Opening balance	$224,174	$101,082	$21,133	$32,851	$379,240
Creations	7,501	3,459	693	1,115	12,768
Redemptions	(18,578)	(8,631)	(1,728)	(2,854)	(31,791)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	917	(525)	(327)	724	789
Transfers of Bullion to pay expenses	(127)	(55)	(12)	(17)	(211)
Realized gain / (loss) on Bullion transferred to pay expenses	22	(8)	(5)	12	21
Change in unrealized loss on investment in Bullion	(13,020)	(895)	(1,525)	(1,210)	(16,650)
Closing balance	$200,889	$94,427	$18,229	$30,621	$344,166

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

(Amounts in 000's of US$, except for ounces data)	Six Months Ended June 30, 2019
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	162,854.5	5,971,327.0	21,713.7	32,570.6	6,188,465.8
Creations	8,554.2	313,655.1	1,140.6	1,710.8	325,060.7
Redemptions	(11,407.4)	(418,271.4)	(1,521.0)	(2,281.5)	(433,481.3)
Transfers of Bullion to pay expenses	(482.9)	(17,704.9)	(64.4)	(96.6)	(18,348.8)
Closing balance	159,518.4	5,849,005.8	21,268.9	31,903.3	6,061,696.4

Investment in Bullion
Opening balance	$208,722	$92,347	$17,241	$41,137	$359,447
Creations	11,137	4,767	958	2,397	19,259
Redemptions	(14,940)	(6,383)	(1,234)	(3,313)	(25,870)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	866	(791)	(362)	1,515	1,228
Transfers of Bullion to pay expenses	(625)	(271)	(53)	(133)	(1,082)
Realized gain / (loss) on Bullion transferred to pay expenses	29	(32)	(14)	56	39
Change in unrealized gain / (loss) on investment in Bullion	19,573	(615)	862	6,962	26,782
Closing balance	$224,762	$89,022	$17,398	$48,621	$379,803

(Amounts in 000's of US$, except for ounces data)	Six Months Ended June 30, 2018
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4
Creations	18,653.7	683,967.4	2,487.2	3,730.7	708,839.0
Redemptions	(18,634.3)	(683,259.0)	(2,484.6)	(3,726.9)	(708,104.8)
Transfers of Bullion to pay expenses	(328.5)	(12,046.6)	(43.8)	(65.7)	(12,484.6)
Closing balance	160,654.1	5,890,641.1	21,420.3	32,130.5	6,104,846.0

Investment in Bullion
Opening balance	$208,689	99,537	19,895	33,995	$362,116
Creations	24,646	11,402	2,375	3,788	42,211
Redemptions	(24,332)	(11,249)	(2,286)	(3,709)	(41,576)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,379	(664)	(390)	948	1,273
Transfers of Bullion to pay expenses	(448)	(205)	(43)	(68)	(764)
Realized gain / (loss) on Bullion transferred to pay expenses	46	(14)	(9)	28	51
Change in unrealized loss on investment in Bullion	(9,091)	(4,380)	(1,313)	(4,361)	(19,145)
Closing balance	$200,889	$94,427	$18,229	$30,621	$344,166

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

For the three months ended June 30, 2019 and 2018, the Sponsor’s Fee was $547,217 and $558,106, respectively. For the six months ended June 30, 2019 and 2018, the Sponsor’s Fee was $1,086,993 and $1,119,811, respectively.

At June 30, 2019 and at December 31, 2018, the fees payable to the Sponsor were $187,764 and $183,974, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2019 and 2018.

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

2.9. Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Operations, Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended June 30, 2019.

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

The Quarter Ended June 30, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $351,356,287 at March 31, 2019 to $379,614,788 at June 30, 2019, a 8.04% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the outstanding Shares, which rose from 5,500,000 Shares at March 31, 2019 to 5,600,000 shares at June 30, 2019, a result of 200,000 Shares (4 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the quarter.

There was an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 6.27% from $67.21 at March 31, 2019 to $71.43 at June 30, 2019.

The NAV per Share increased 6.12% from $63.88 at March 31, 2019 to $67.79 at June 30, 2019. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $547,217 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $68.60 at June 25, 2019 was the highest during the quarter, compared with a low of $61.87 at May 22, 2019.

The increase in net assets from operations for the quarter ended June 30, 2019 was $21,883,503, resulting from a realized gain of $18,289 on the transfer of Bullion to pay expenses, a realized gain of $274,555 on Bullion distributed for the redemption of Shares and a change in unrealized gain on investment in Bullion of $22,137,876, offset by the Sponsor’s Fee of $547,217. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2019.

The Six Months Ended June 30, 2019

The Trust’s NAV increased from $359,264,176 at December 31, 2018 to $379,614,788 at June 30, 2019, a 5.66% increase for the period. The increase in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 5,700,000 Shares at December 31, 2018 to 5,600,000 Shares at June 30, 2019, a result of 300,000 Shares (6 Baskets) being created and 400,000 Shares (8 Baskets) being redeemed during the period and an increase in the Proportionate Price, which rose 7.87% from $66.22 at December 31, 2018 to $71.43 at June 30, 2019.

The NAV per Share increased 7.55% from $63.03 at December 31, 2018 to $67.79 at June 30, 2019. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,086,993 for the six months ended June 30, 2019, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $68.60 at June 25, 2019 was the highest during the period, compared with a low of $61.87 at May 22, 2019.

The increase in net assets from operations for the six months ended June 30, 2019 was $26,961,986, resulting from a change in unrealized gain on investment in Bullion of $26,781,670, a realized gain of $38,922 on the transfer of Bullion to pay expenses, and a realized gain of $1,228,387 on Bullion distributed for the redemption of Shares, offset by the Sponsor’s Fee, of $1,086,993. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2019, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended June 30, 2019:

4 Basket were created.

2 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
April 2019	-	-	-	-	-	-
May 2019	-	-	-	-	-	-
June 2019	2	100,000	0.029	1.044	0.004	0.006
	2	100,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 8, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.