Form 10-Q
period 2019-09-30
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2019-11-08
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Yes ☐ No ☒

As of November 6, 2019, Aberdeen Standard Precious Metals Basket ETF Trust had 6,150,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: September 30, 2019: $216,573; December 31, 2018: $200,683)	$255,582	$208,722
Silver (cost: September 30, 2019: $108,206; December 31, 2018: $102,655)	108,869	92,347
Platinum (cost: September 30, 2019: $23,688; December 31, 2018: $22,888)	20,649	17,241
Palladium (cost: September 30, 2019: $29,795; December 31, 2018: $25,204)	57,610	41,137
Total investment in Bullion	442,710	359,447

Total Assets	442,710	359,447

LIABILITIES
Fees payable to Sponsor	216	183
Total Liabilities	216	183

NET ASSETS (1)	$442,494	$359,264

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2019 were 6,050,000 and at December 31, 2018 were 5,700,000. Net asset values per Share at September 30, 2019 and December 31, 2018 were $73.14 and $63.03, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments
At September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	172,074.5	$216,573	$255,582	57.76%
Silver	6,309,395.3	108,206	108,869	24.60%
Platinum	22,943.1	23,688	20,649	4.67%
Palladium	34,414.6	29,795	57,610	13.02%
Total investment in Bullion		$378,262	$442,710	100.05%
Liabilities			(216)	(0.05)%
Net assets			$442,494	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	162,854.5	$200,683	$208,722	58.10%
Silver	5,971,327.0	102,655	92,347	25.70%
Platinum	21,713.7	22,888	17,241	4.80%
Palladium	32,570.6	25,204	41,137	11.45%
Total investment in Bullion		$351,430	$359,447	100.05%
Liabilities			(183)	(0.05)%
Net assets			$359,264	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

(Amounts in 000's of US$, except for Share and per Share data)

EXPENSES
Sponsor's Fee	$615	$500	$1,702	$1,619
Total expenses	615	500	1,702	1,619

Net investment loss	(615)	(500)	(1,702)	(1,619)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	60	(11)	99	40
Realized gain / (loss) on Bullion distributed for the redemption of Shares	579	(896)	1,807	377
Change in unrealized gain / (loss) on investment in Bullion	29,649	(15,760)	56,431	(34,906)
Total gain / (loss) on investment in Bullion	30,288	(16,667)	58,337	(34,489)

Change in net assets from operations	$29,673	$(17,167)	$56,635	$(36,108)

Net increase / (decrease) in net assets per Share	$5.16	$(3.11)	$9.99	$(6.31)

Weighted average number of Shares	5,751,630	5,516,848	5,669,963	5,721,612

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statement of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	5,600,000	$379,615	5,600,000	$343,626
Net investment loss		(615)		(500)
Realized gain / (loss) on investment in Bullion		639		(907)
Change in unrealized gain / (loss) on investment in Bullion		29,649		(15,760)
Creations	500,000	36,905	50,000	2,883
Redemptions	(50,000)	(3,699)	(200,000)	(11,489)
Closing balance	6,050,000	$442,494	5,450,000	$317,853

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	5,700,000	$359,264	5,600,000	$361,932
Net investment loss		(1,702)		(1,619)
Realized gain on investment in Bullion		1,906		417
Change in unrealized gain / (loss) on investment in Bullion		56,431		(34,906)
Creations	800,000	56,164	700,000	45,094
Redemptions	(450,000)	(29,569)	(850,000)	(53,065)
Closing balance	6,050,000	$442,494	5,450,000	$317,853

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$67.79	$61.36	$63.03	$64.63
Income from investment operations:
Net investment loss	(0.11)	(0.09)	(0.30)	(0.28)
Total realized and unrealized gains or losses on investment in Bullion	5.46	(2.95)	10.41	(6.03)
Change in net assets from operations	5.35	(3.04)	10.11	(6.31)

Net asset value per Share at end of period	$73.14	$58.32	$73.14	$58.32

Weighted average number of Shares	5,751,630	5,516,848	5,669,963	5,721,612

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value (2)	7.89%	(4.95)%	16.04%	(9.76)%

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At September 30, 2019, approximately 1.50% of the Trust’s platinum and 1.68% of the Trust’s palladium was held by the Zurich Sub-Custodian. At September 30, 2019 no gold or silver was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2019	December 31, 2018
Level 2
Investment in Bullion	$442,710	$359,447

There were no transfers between levels during the nine months ended September 30, 2019 or the year ended December 31, 2018.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At September 30, 2019 and December 31, 2018, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2019 and December 31, 2018.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and nine months ended September 30, 2019 and 2018 are set out below:

(Amounts in 000's of US$, except for ounces data)	Three Months Ended September 30, 2019
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	159,518.4	5,849,005.8	21,268.9	31,903.3	6,061,696.4
Creations	14,220.7	521,425.7	1,896.1	2,844.1	540,386.6
Redemptions	(1,421.7)	(52,128.6)	(189.6)	(284.3)	(54,024.2)
Transfers of Bullion to pay expenses	(242.9)	(8,907.6)	(32.3)	(48.5)	(9,231.3)
Closing balance	172,074.5	6,309,395.3	22,943.1	34,414.6	6,538,827.5

Investment in Bullion
Opening balance	$224,762	$89,022	$17,398	$48,621	$379,803
Creations	21,512	9,307	1,734	4,352	36,905
Redemptions	(2,139)	(930)	(178)	(452)	(3,699)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	351	37	(17)	208	579
Transfers of Bullion to pay expenses	(345)	(144)	(28)	(70)	(587)
Realized gain / (loss) on Bullion transferred to pay expenses	44	(9)	(6)	31	60
Change in unrealized gain on investment in Bullion	11,397	11,586	1,746	4,920	29,649
Closing balance	$255,582	$108,869	$20,649	$57,610	$442,710

(Amounts in 000's of US$, except for ounces data)	Three Months Ended September 30, 2018
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	160,654.1	5,890,641.1	21,420.3	32,130.5	6,104,846.0
Creations	1,430.4	52,448.5	190.7	286.1	54,355.7
Redemptions	(5,724.0)	(209,877.0)	(763.2)	(1,144.8)	(217,509.0)
Transfers of Bullion to pay expenses	(414.8)	(15,206.1)	(55.3)	(82.9)	(15,759.1)
Closing balance	155,945.7	5,718,006.5	20,792.5	31,188.9	5,925,933.6

Investment in Bullion
Opening balance	$200,889	$94,427	$18,229	$30,621	$344,166
Creations	1,710	742	151	280	2,883
Redemptions	(6,796)	(3,090)	(594)	(1,009)	(11,489)
Realized (loss) / gain on Bullion distributed for the redemption of Shares	(263)	(564)	(225)	156	(896)
Transfers of Bullion to pay expenses	(517)	(241)	(47)	(78)	(883)
Realized gain / (loss) on Bullion transferred to pay expenses	4	(16)	(8)	9	(11)
Change in unrealized (loss) / gain on investment in Bullion	(9,880)	(9,462)	(560)	4,142	(15,760)
Closing balance	$185,147	$81,796	$16,946	$34,121	$318,010

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

(Amounts in 000's of US$, except for ounces data)	Nine Months Ended September 30, 2019
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	162,854.5	5,971,327.0	21,713.7	32,570.6	6,188,465.8
Creations	22,774.9	835,080.8	3,036.7	4,555.0	865,447.4
Redemptions	(12,829.1)	(470,400.0)	(1,710.5)	(2,565.8)	(487,505.4)
Transfers of Bullion to pay expenses	(725.8)	(26,612.5)	(96.8)	(145.2)	(27,580.3)
Closing balance	172,074.5	6,309,395.3	22,943.1	34,414.6	6,538,827.5

Investment in Bullion
Opening balance	$208,722	$92,347	$17,241	$41,137	$359,447
Creations	32,649	14,074	2,692	6,749	56,164
Redemptions	(17,079)	(7,313)	(1,412)	(3,765)	(29,569)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,217	(754)	(379)	1,723	1,807
Transfers of Bullion to pay expenses	(970)	(415)	(81)	(203)	(1,669)
Realized gain / (loss) on Bullion transferred to pay expenses	73	(41)	(20)	87	99
Change in unrealized gain on investment in Bullion	30,970	10,971	2,608	11,882	56,431
Closing balance	$255,582	$108,869	$20,649	$57,610	$442,710

(Amounts in 000's of US$, except for ounces data)	Nine Months Ended September 30, 2018
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4
Creations	20,084.1	736,415.9	2,677.9	4,016.8	763,194.7
Redemptions	(24,358.3)	(893,136.0)	(3,247.8)	(4,871.7)	(925,613.8)
Transfers of Bullion to pay expenses	(743.3)	(27,252.7)	(99.1)	(148.6)	(28,243.7)
Closing balance	155,945.7	5,718,006.5	20,792.5	31,188.9	5,925,933.6

Investment in Bullion
Opening balance	$208,689	99,537	19,895	33,995	$362,116
Creations	26,356	12,144	2,526	4,068	45,094
Redemptions	(31,128)	(14,339)	(2,880)	(4,718)	(53,065)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,116	(1,228)	(615)	1,104	377
Transfers of Bullion to pay expenses	(964)	(446)	(90)	(146)	(1,646)
Realized gain / (loss) on Bullion transferred to pay expenses	50	(30)	(17)	37	40
Change in unrealized loss on investment in Bullion	(18,972)	(13,842)	(1,873)	(219)	(34,906)
Closing balance	$185,147	$81,796	$16,946	$34,121	$318,010

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

For the three months ended September 30, 2019 and 2018, the Sponsor’s Fee was $615,425 and $499,629, respectively. For the nine months ended September 30, 2019 and 2018, the Sponsor’s Fee was $1,702,418 and $1,619,440, respectively.

At September 30, 2019 and at December 31, 2018, the fees payable to the Sponsor were $215,908 and $183,974, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2019 and 2018.

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

2.9. Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Operations, Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended September 30, 2019.

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

The Quarter Ended September 30, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $379,614,775 at June 30, 2019 to $442,494,293 at September 30, 2019, a 16.56% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 8.06% from $71.43 at June 30, 2019 to $77.18 at September 30, 2019. There was an increase in outstanding Shares, which rose from 5,600,000 Shares at June 30, 2019 to 6,050,000 shares at September 30, 2019, a result of 500,000 Shares (10 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the quarter.

The NAV per Share increased 7.89% from $67.79 at June 30, 2019 to $73.14 at September 30, 2019. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $615,425 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $76.68 at September 4, 2019 was the highest during the quarter, compared with a low of $67.22 at July 9, 2019.

The increase in net assets from operations for the quarter ended September 30, 2019 was $29,673,533, resulting from a realized gain of $60,425 on the transfer of Bullion to pay expenses, a realized gain of $579,030 on Bullion distributed for the redemption of Shares and a change in unrealized gain on investment in Bullion of $29,649,503, offset by the Sponsor’s Fee of $615,425. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2019.

The Nine Months Ended September 30, 2019

The Trust’s NAV increased from $359,264,176 at December 31, 2018 to $442,494,293 at September 30, 2019, a 23.17% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the Proportionate Price, which rose 16.56% from $66.22 at December 31, 2018 to $77.18 at September 30, 2019. There was an increase in outstanding Shares, which rose from 5,700,000 Shares at December 31, 2018 to 6,050,000 Shares at September 30, 2019, a result of 800,000 Shares (16 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during the period.

The NAV per Share increased 16.04% from $63.03 at December 31, 2018 to $73.14 at September 30, 2019. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,702,418 for the nine months ended September 30, 2019, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $76.68 at September 4, 2019 was the highest during the period, compared with a low of $61.87 at May 22, 2019.

The increase in net assets from operations for the nine months ended September 30, 2019 was $56,635,519, resulting from a change in unrealized gain on investment in Bullion of $56,431,173, a realized gain of $99,347 on the transfer of Bullion to pay expenses, and a realized gain of $1,807,417 on Bullion distributed for the redemption of Shares, offset by the Sponsor’s Fee, of $1,702,418. Other than the Sponsor’s Fee, the Trust had no expenses during the nine months ended September 30, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2019, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Uncertainty regarding the effects of Brexit could adversely affect the price of the Shares.

The ongoing negotiations surrounding the United Kingdom’s (“UK”) exit from the European Union (“EU”) (“Brexit”) have yet to provide clarity on what the outcome will be for the UK or Europe. The UK remains a member of the EU until the legally established departure date (the “Exit Day”). This was originally March 29, 2019, but has been extended three times following agreement by all EU member states, and is now expected to be on or before January 31, 2020. Until Exit Day, all existing EU-derived laws and regulations continue to apply in the UK. Those laws may continue to apply for an additional transitional period following Exit Day, depending on whether a deal is struck between the UK and EU and, if so, what that deal is. In any event, the UK has undertaken a process of “on-shoring” all EU legislation, pursuant to which there appears, at this stage, to be no policy changes to EU law. However, various open questions remain as to how cross-border financial services will work post-Exit Day, and the EU has not yet provided any material cushion from the effects of Brexit for financial services as a matter of EU law.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the UK, fails to adequately prepare for Brexit could have significant customer, reputation and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to seek to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, we cannot provide assurance that the Trust will not be adversely impacted despite these preparations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended September 30, 2019:

10 Baskets were created.

1 Basket was redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
July 2019	-	-	-	-	-	-
August 2019	-	-	-	-	-	-
September 2019	1	50,000	0.028	1.043	0.004	0.006
	1	50,000

Item 3. Defaults Upon Senior Securities

None.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

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

101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 8, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.