Form 10-K
period 2019-12-31
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2020-02-28
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 28, 2019 as reported by the NYSE Arca, Inc. on that date: $381,248,000.

As of February 26, 2020, Aberdeen Standard Precious Metals Basket ETF Trust has 6,900,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”) is to own, in an agreed proportion, gold, silver, platinum and palladium (collectively, “Bullion”) transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of Bullion. The Trust was formed on October 18, 2010 when an initial deposit of Bullion was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $359,264,176 at December 31, 2018 to $499,077,573 at December 31, 2019, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 5,700,000 Shares at December 31, 2018 to 6,550,000 Shares at December 31, 2019.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests,” and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandard.com/en-us/us/investor/fund-centre through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

World Gold Supply and Demand 2009-2018

The following table sets forth a summary of the world gold supply and demand for the period from 2009 to 2018 and is based on information reported by GFMS, Refinitiv.

(tonnes)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Supply
Mine production	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,251	3,247	3,332
Scrap	1,765	1,743	1,698	1,700	1,303	1,159	1,180	1,306	1,210	1,178
Net Hedging Supply	(234)	(106)	18	(40)	(39)	108	21	32	(41)	8
Total Supply	4,182	4,408	4,584	4,542	4,340	4,447	4,423	4,589	4,416	4,518

Demand
Jewelry Fabrication	1,866	2,083	2,099	2,066	2,726	2,559	2,464	1,953	2,214	2,129
Industrial Fabrication	426	480	470	432	428	411	376	366	380	391
Electronics	295	346	342	310	306	297	267	264	277	288
Dental & Medical	53	48	43	39	36	34	32	30	29	29
Other Industrial	78	86	85	84	85	80	76	71	73	74
Net Official Sector	(34)	77	457	544	409	466	443	269	366	536
Retail Investment	866	1,263	1,617	1,407	1,871	1,162	1,160	1,043	1,028	1,097
Bars	562	946	1,248	1,057	1,444	886	875	786	780	800
Coins	304	317	369	350	426	276	284	257	248	297
Physical Demand	3,124	3,903	4,643	4,449	5,434	4,598	4,443	3,631	3,988	4,153

Physical Surplus/Deficit	1,058	505	(59)	93	(1,094)	(151)	(20)	958	428	365

ETF Inventory Build	623	384	189	279	(879)	(155)	(117)	539	177	59
Exchange Inventory Build	39	54	(6)	(10)	(98)	1	(48)	86	-	(21)
Net Balance	396	67	(242)	(176)	(117)	3	145	333	251	327

Source: Refinitiv GFMS Gold Survey 2019

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 2.6% per annum. Of the three sources of supply, mine production accounts for 74% in 2018. Recycled gold volumes have ranged from 1,159 tonnes to 1,765 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. However, jewelry’s contribution to demand has fallen from 60% in 2009 to 51% of demand in 2018. Industrial demand has fluctuated between 8% and 14% of total demand over the past 10 years. Exchange traded product inventory build had seen strong growth through 2012, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. Exchange traded product inventory build has been positive each year from 2016 to 2018.  During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Retail coin and bar demand has since tapered off.  Investor inflows into ETFs returned in 2016 amid heightened market uncertainty and continued to see 59 tonnes of inflows in 2018.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2009 to December 31, 2019:

Spot Gold Price
US$/oz
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

Source: Bloomberg, Aberdeen Standard Investments. Chart data from 12/31/09 to 12/31/19.

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, and the low level of forward selling by mining companies have all contributed to the increase in the gold price between 2004 and 2011. The gold price peaked at US$1,900 per ounce in September 2011 as successive Euro leader summits, bailouts and bond stability funds failed to staunch both sovereign debt and banking sector solvency concerns in Europe. 2016 proved to be a stellar year for gold rising 8.4%, ending 3 years of negative price returns. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2017. Low real interest rates, tepid economic growth, and rising policy uncertainty were key tailwinds for gold that sparked a return of investor interest. After falling 1.6% in 2018, gold was up 18.31% in 2019.

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

The Official Sector.

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2019, at the end of 2018, government-held silver bullion stocks total 89.1 million ounces.

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

World Silver Supply and Demand 2009-2018

The following table sets forth a summary of the world silver supply and demand for the period from 2009 to 2018 and is based on information reported by the World Silver Survey 2019, published by The Silver Institute.

(in millions of ounces)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Supply
Mine Production	717.3	753.0	758.3	791.7	823.3	867.8	895.1	888.6	852.1	855.7
Net Government Sales	15.6	44.2	12.0	7.4	7.9	-	-	-	-	-
Scrap	200.6	227.2	261.2	253.8	191.0	165.4	141.1	139.7	138.1	151.3
Net Hedging Supply	(17.4)	50.4	12.2	(47.1)	(34.8)	16.8	7.8	(18.9)	1.4	(2.8)
Total Supply	916.1	1,074.8	1,043.8	1,005.8	987.4	1,050.0	1,044.0	1,009.4	991.6	1,004.2

Demand
Jewelry	176.9	190.0	191.5	187.4	220.6	226.4	226.7	205.0	209.1	212.5
Coins & Bars	94.9	150.3	212.7	159.7	241.1	234.1	292.1	207.8	151.1	181.2
Silverware	53.2	51.9	47.5	43.8	59.3	61.2	63.2	52.4	58.4	61.1
Industrial Fabrication	528.2	633.8	661.5	600.1	604.6	596.3	583.2	576.8	599.0	578.6
Electrical & Electronics	227.4	301.2	290.8	266.7	266.0	263.9	246.0	233.9	242.9	248.5
Brazing Alloys & Solders	53.8	61.2	63.2	61.1	63.7	66.7	61.5	55.3	57.5	58.0
Photography	76.4	67.5	61.2	54.2	50.5	48.5	46.6	45.2	44.0	39.3
Photovoltaic	-	-	75.8	58.2	55.9	51.8	59.2	79.3	94.1	80.5
Ethylene Oxide	4.8	8.7	6.2	4.7	7.7	5.0	10.2	10.2	6.9	5.4
Other Industrial	165.8	195.2	164.2	155.1	160.8	160.6	159.8	152.9	153.7	146.9
ETP Inventory Build	156.9	129.5	(24.0)	55.3	2.5	1.4	(17.8)	49.8	2.4	(20.3)
Exchange Inventory Build	(15.3)	(7.4)	12.2	62.2	8.8	(5.3)	12.6	79.8	6.8	71.2
Total Demand	994.8	1,148.1	1,101.4	1,108.5	1,136.9	1,114.1	1,160.0	1,171.6	1,026.8	1,084.3

Net Balance	(78.6)	(73.2)	(57.5)	(102.6)	(149.5)	(64.0)	(116.1)	(162.1)	(35.2)	(80.1)

Source: The Silver Institute - World Silver Survey 2019

The following are some of the main characteristics of the silver market illustrated by the table.

Like gold, silver has also been used as a currency in the past. However, the main difference between gold and silver is that while approximately half of gold demand is used for jewelry, approximately half of silver fabrication demand is used for industrial applications.

New mine production accounts for approximately 85% of total silver supply. Recycled silver accounts for around 15% of total supply. Recycled silver totaled 4,707 tons in 2018,  ending a six year period of declining recycling supply. The total of producer hedging, government sales and implied “net disinvestment” has been in decline but together account for the balance of total supply.

Industrial applications and jewelry demand accounted for over 73% of total demand in 2018. Photography has been taking a lower share of overall silver demand falling from 8% in 2009 to 4% in 2018, while photovoltaic demand has risen in recent years accounting for 7% in 2018. Investment in coins and bars has amounted to 17% of demand in 2018.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2009 to December 31, 2019 and is based on information provided by Bloomberg:

Spot Silver Price
US$/oz
60
50
40
30
20
10
0
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

Source: Bloomberg, Aberdeen Standard Investments. Chart data from 12/31/09 to 12/31/19.

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as a store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44 per ounce, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011.  In 2019  silver prices rose 16.7%, closing at $18.05 per ounce, largely driven by a reduction in U.S. interest rates.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 81% of platinum and palladium mine supply in 2018.

Platinum

World Platinum Supply and Demand 2009-2018

The following table sets forth a summary of the world platinum supply and demand from 2009 to 2018 and is based on information reported by Johnson Matthey, PGM Market Report – May 2019.

(thousands of ounces)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Supply
South Africa	4,635	4,635	4,860	4,110	4,208	3,547	4,572	4,392	4,459	4,467
Russia	785	825	835	801	736	700	670	717	692	687
Others	605	590	790	769	891	896	865	988	961	959
Total Supply	6,025	6,050	6,485	5,680	5,835	5,143	6,107	6,097	6,112	6,113

Demand by Application
Autocatalyst	2,185	3,075	3,185	3,158	3,000	3,103	3,228	3,330	3,292	3,051
Chemical	290	440	470	452	528	523	502	475	504	540
Electrical	190	230	230	176	218	225	228	230	234	266
Glass	10	385	515	153	100	212	227	246	364	478
Investment	660	655	460	450	871	277	451	620	356	67
Jewelry	2,810	2,420	2,475	2,783	3,028	2,897	2,746	2,412	2,296	2,269
Medical & Biomedical	250	230	230	223	214	214	215	218	220	221
Petroleum	210	170	210	112	159	165	140	176	220	372
Other	190	300	320	395	433	438	441	458	476	582
Total Gross Demand	6,795	7,905	8,095	7,902	8,551	8,054	8,178	8,165	7,962	7,846

Recycling
Autocatalyst	(830)	(1,085)	(1,240)	(1,120)	(1,206)	(1,272)	(1,112)	(1,159)	(1,279)	(1,338)
Jewelry	(565)	(735)	(810)	(895)	(790)	(762)	(574)	(738)	(638)	(36)
Other	(10)	(10)	(10)	(22)	(24)	(27)	(29)	(32)	(34)	(731)
Total Recycling	(1,405)	(1,830)	(2,060)	(2,037)	(2,020)	(2,061)	(1,715)	(1,929)	(1,951)	(2,105)

Total Net Demand	5,390	6,075	6,035	5,865	6,531	5,993	6,463	6,236	6,011	5,741

Movements in Stocks	635	(25)	450	(185)	(696)	(850)	(356)	(139)	101	372

Source: Johnson Matthey PGM Market Report - May 2019

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 73% of total mine supply in 2018. Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 12.5% of total mine supply over the past ten years. Scrap supply from recycling of autocatalyst and other sources have accounted for about 25% from 2014 to 2018, on average.

Over the past decade, jewelry demand for platinum peaked at 41% of total demand in 2009. Jewelry demand has since declined to 29% of total demand in 2018, consistent with the year prior. Autocatalyst demand for platinum accounted for around 39% of total demand at the end of 2018. Investment demand accounted for less than 1% of total demand in 2018, down significantly from the prior three years.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements.

The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2009 to December 31, 2019 and is based on information provided by Bloomberg.

Spot Platinum Price
US$/oz
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
Source: Bloomberg, Aberdeen Standard Investments. Chart data from 12/31/09 to 12/31/19.

As global manufacturing started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 per troy ounce in June to a low of $1,369 per troy ounce in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recovering from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of the world’s supply of platinum.  A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply.  However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017, and platinum continued to fall in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply.  Platinum prices bounced back, rising 19.9% to $952 per ounce at the end of 2019.  The steep climb in palladium price has led some investors to conclude that platinum appears under-valued, in view of its potential to substitute for palladium in automotive applications in the future.  Additionally, the outlook for mining in South Africa is increasingly uncertain, with producers facing steep increases in electricity prices, periodic disruption to power supplies and a risk of industrial action during forthcoming wage negotiations.

Palladium

World Palladium Supply and Demand 2009-2018

The following table sets forth a summary of the world palladium supply and demand for the period from 2009 to 2018 and is based on information reported by Johnson Matthey, PGM Market Report – May 2019.

(thousands of ounces)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Supply
South Africa	2,370	2,640	2,560	2,359	2,465	2,125	2,684	2,570	2,554	2,543
Russia	3,635	3,720	3,480	2,887	2,628	2,589	2,434	2,773	2,407	2,976
Others	1,095	995	1,320	1,239	1,305	1,389	1,337	1,417	1,410	1,458
Total Supply	7,100	7,355	7,360	6,485	6,398	6,103	6,455	6,760	6,371	6,977

Demand by Application
Autocatalyst	4,050	5,580	6,155	6,673	7,061	7,512	7,622	7,941	8,391	8,721
Chemical	325	370	440	524	440	358	451	414	529	565
Dental	635	595	540	510	457	468	468	430	398	364
Electrical	1,370	1,410	1,375	1,190	1,070	1,014	903	871	840	807
Investment	625	1,095	(565)	467	(8)	943	(659)	(646)	(386)	(574)
Jewelry	775	595	505	442	354	272	222	191	173	157
Other	70	90	110	104	109	111	134	151	134	182
Total Gross Demand	7,850	9,735	8,560	9,910	9,483	10,678	9,141	9,352	10,079	10,222

Recycling
Autocatalyst	(965)	(1,310)	(1,695)	(1,675)	(1,905)	(2,158)	(1,897)	(2,001)	(2,404)	(2,633)
Other	(465)	(540)	(690)	(637)	(620)	(563)	(521)	(502)	(503)	(491)
Total Recycling	(1,430)	(1,850)	(2,385)	(2,312)	(2,525)	(2,721)	(2,418)	(2,503)	(2,907)	(3,124)

Total Net Demand	6,420	7,885	6,175	7,598	6,958	7,957	6,723	6,849	7,172	7,098

Movements in stocks	680	(530)	1,185	(1,113)	(560)	(1,854)	(268)	(89)	(801)	(121)

Source: Johnson Matthey PGM Market Report - May 2019

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 44% of supply over the past 10 years. However, its production has declined and sales of state held stock has dwindled down to zero. In 2018, Russia provided 43% of mine supplies, while South Africa produced 36%. South Africa has, on average, supplied approximately 37% of production over the past 10 years. North America contributes approximately 13% of mine supply. Autocatalysts continue to be the largest component of palladium demand, representing more than 85% of total demand in 2018, up from 83% of total demand in 2017. Retail investors returned nearly 575,000 ounces of palladium to the market in 2018, as high prices stimulated profit taking in virtually all palladium ETF products. Jewelry demand for palladium contributed 1.5% of total demand in 2018, down from 3% in 2017. Other industrial demand (chemical, dental and electrical) has fallen from 30% of total demand in 2009 to 17% of total demand in 2018.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2009 to December 31, 2019 and is based on information provided by Bloomberg:

Spot Palladium Price
US$/oz
2,200
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
Source: Bloomberg, Aberdeen Standard Investments. Chart data from 12/31/09 to 12/31/19.

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579 per ounce in February 2008 to $173 per ounce in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand in addition to increasing emission controls. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012. Palladium rose to a 13 year high of $907 per ounce in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was the top performer of the precious metals complex for 3 consecutive years from 2017 to 2019, where it rose nearly 182% from $676 per troy ounce on December 31, 2016 to $1,905 per troy ounce on December 31, 2019. The deficit in the palladium market looks set to widen dramatically, with stricter emissions legislation forecast to trigger a steep change in demand from Chinese automakers.

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

For gold and silver, market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The twelve market-making members of the LBMA are: BNP Paribas SA, Citibank N.A. (through its London Branch), HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, ICBC Standard Bank, JPMorgan Chase Bank, The Bank of Nova Scotia, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG.

For platinum and palladium, five member participants of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM, are currently participating in the London Metal Exchange Fix (“LME Fix”). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

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

The Gold Bullion Market

The London Gold Bullion Market

Although the market for physical gold is distributed globally, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “Good Delivery List,” which is a list of LBMA accredited refiners of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The terms “loco London” gold and “loco Zurich” gold refer to gold physically held in London and Zurich, respectively, that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are described in this prospectus from time to time as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose gram conversion is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A London Good Delivery bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery bar must also bear the stamp of one of the refiners who are on the LBMA approved list. Unless otherwise specified, the gold spot price always refers to that of a London Good Delivery bar. Business is generally conducted over the phone and through electronic dealing systems.

On March 20, 2015,  ICE Benchmark Administration (“IBA”) began administering the operation of an “equilibrium auction,” which is an electronic, tradable and auditable, over-the-counter auction market for LBMA-accredited participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading. IBA’s equilibrium auction is the gold valuation replacement selected by the LBMA for the London gold fix previously determined by the London Gold Market Fixing Ltd. that was discontinued on March 19, 2015. IBA’s equilibrium auction, like the previous gold fixing process, establishes and publishes fixed prices for troy ounces of gold twice each London trading day during fixing sessions beginning at 10:30 a.m. London time (the “LBMA AM Gold Price”) and 3:00 p.m. London time (the “LBMA PM Gold Price”).

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

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff.  There are currently 15 direct gold participants (Bank of China, Bank of Communications, Coins ‘N Things, Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), INTL FCStone, Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex Financial Limited, Morgan Stanley, Standard Chartered Bank, The Bank of Nova Scotia–ScotiaMocatta, and Toronto-Dominion Bank), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

The Silver Market

The London Silver Bullion Market

Although the market for physical silver is distributed globally, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “Good Delivery List,” which is a list of LBMA accredited refiners of silver. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

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

There are currently twelve direct participants who have been accredited to contribute to the LBMA Silver Price: Coin 'N Things Inc., Goldmans Sachs International plc, HSBC Bank USA NA, INTL FC Stone, Jane Street Global Trading LLC, JP Morgan Chase Bank

N.A London Branch, Koch Supply and Trading LP, Marex Financial Limited, Morgan Stanley, Standard Chartered Bank, The Bank of Nova Scotia and The Toronto Dominion Bank.

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

The LBMA Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the auction. IBA’s auction process is similar to CME Group’s auction process, which in turn was similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the LBMA Silver Price has several advantages over the previous London silver fix. IBA’s auction process is fully transparent in real-time to direct participants and sponsored clients and, at the close of each auction, to the general public. IBA’s auction process is also fully auditable since an audit trail exists for every change made in the process. Moreover, the audit trail and active surveillance of the auction process by IBA, as well as the FCA’s oversight of IBA, deters manipulative and abusive conduct in establishing each day’s LBMA Silver Price.

Since August 15, 2014, the Sponsor determined that the London silver fix, which ceased to be published as of that date, would be an inappropriate basis for valuing silver bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA Silver Price is an appropriate alternative for determining the value of the Trust’s silver each trading day.  The Sponsor also determined that the LBMA Silver Price fairly represents the commercial value of silver bullion held by the Trust and that the “Benchmark Price” (as defined in the Trust Agreement) as of any day will be the LBMA Silver Price for such day.

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

The Platinum Market

The Zurich and London Platinum Bullion Market

Although the market for physical platinum is distributed globally, most platinum is stored and most OTC market trades are cleared through Zurich. As of September 1, 2009, London also serves as a center for the clearing of OTC trades in platinum. In addition to coordinating market activities, the LPPM acts as the principal point of contact between the market and its regulators. A primary function of the LPPM is its involvement in the promotion of refining standards by maintenance of the “London/Zurich Good Delivery Lists,” which are the lists of LPPM accredited refiners of platinum. The LPPM also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

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

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams is equivalent to 32.1507465 troy ounces, and one troy ounce is equivalent to 31.1034768 grams. A good delivery platinum plate or ingot is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Platinum Plate or Ingot”). A Good Delivery Platinum Plate or Ingot must contain between 32 and 192 troy ounces of platinum with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The platinum content of a platinum Good Delivery Platinum Plate or Ingot is calculated by multiplying the gross weight by the fineness of the plate or ingot. A Good Delivery Platinum Plate or Ingot must also bear the stamp of one of the refiners who are on the LPPM approved list. Unless otherwise specified, the platinum spot price always refers to the “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes is fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Since December 1, 2014, the Sponsor determined that the London platinum fix, which has been revised based on the new LME method and is now known as the LBMA Platinum Price (PM), which we refer to herein as the LME PM Fix, is an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day. The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day is the LME PM Fix for such day.

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

The Palladium Market

The Zurich and London Palladium Bullion Market

Although the market for physical palladium is distributed globally, most palladium is stored and most OTC market trades are cleared through Zurich. As of September 1, 2009, London also serves as a center for the clearing of OTC trades in palladium. In addition to coordinating market activities, the LPPM acts as the principal point of contact between the market and its regulators. A primary function of the LPPM is its involvement in the promotion of refining standards by maintenance of the “London/Zurich Good Delivery Lists,” which are the lists of LPPM accredited refiners of palladium. The LPPM also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

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

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce equals 31.1034768 grams. A good delivery palladium plate or ingot on the LPPM approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Plate or Ingot”). A Good Delivery Plate or Ingot must contain between 32 and 192 troy ounces of palladium with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The palladium content of a palladium plate or ingot is calculated by multiplying the gross weight by the fineness of the plate or ingot. A Good Delivery Plate or Ingot must also bear the stamp of one of the refiners who are on the LPPM approved list. Unless otherwise specified, the palladium spot price always refers to that of “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes is fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Since December 1, 2014, the Sponsor determined that the London palladium fix, which has been revised based on the new LME method and is now known as the LME PM Fix, is an appropriate basis for valuing palladium bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s palladium bullion each trading day.  The Sponsor also has determined that the LME PM Fix will fairly represent the commercial value of palladium bullion held by the Trust and, the “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s palladium bullion as of any day is the LME PM Fix for such day.

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

The Sponsor’s Fee for the year ended December 31, 2019 was $2,403,544  (December 31, 2018: $2,132,987; December 31, 2017: $1,942,976).

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

The Sponsor

The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). Aberdeen Standard Investments is a brand of the investment businesses of Standard Life Investments plc, its affiliates and subsidiaries. In the United States, Aberdeen Standard Investments is the marketing name for the following affiliated, registered investment advisers: ASII, Aberdeen Asset Managers Ltd., Aberdeen Standard Investments Australia Ltd., Aberdeen Standard Investments (Asia) Ltd., Aberdeen Capital Management, LLC, Aberdeen Standard Investments ETFs Advisors LLC and Standard Life Investments (Corporate Funds) Ltd.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2019, the Trustee was in compliance with these conditions.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s Bullion. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, Canary Wharf, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA.  The Zurich Sub-Custodian that the Custodian currently uses is UBS AG, which is located at 45 Bahnhofstrasse, 8021 Zurich, Switzerland.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 2, 2019 and December 31, 2019.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2014 to 2018, world platinum mine supply averaged 5.9 million ounces and world palladium mine supply averaged 6.5 million ounces. During the same period, total global supply measured 6.1 million ounces of platinum and 7.2 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that the metal holdings of the Trust will have a similar impact or have no long-term metal price impact thereby affecting Share trading prices.

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

Discrepancies, disruptions or unreliability of the LBMA PM Gold Price, the LBMA Silver Price, or the LME PM Fix could impact the value of the Trust’s Bullion and the market price of the Shares.

The Trustee values the Trust’s gold, silver, platinum and palladium pursuant to the LBMA PM Gold Price for gold, the LBMA Silver Price for silver, and the LME PM Fix for platinum and palladium. In the event that the LBMA PM Gold Price, the LBMA Silver Price, or the LME PM Fix (the “London Metal Prices”) prove to be inaccurate benchmarks, or such London Metal Prices vary materially from the prices determined by other mechanisms for valuing precious metals, the value of the Trust’s Bullion and the market price of the Shares could be adversely impacted. Any future developments in the London Metal Prices, to the extent they have a material impact on the London Metal Prices, could adversely impact the value of the Trust’s Bullion and the market price of the Shares. It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the benchmarks to produce, the London Metal Prices on any given date. Furthermore, any actual or perceived disruptions that result in the perception that the London Metal Prices are vulnerable to actual or attempted manipulation could adversely affect the behavior of market participants, which may have an effect on the prices of gold, silver, platinum or palladium. If the London Metal Prices are unreliable for any reason, the prices of gold, silver, platinum and palladium and the market price for the Shares may decline or be subject to greater volatility.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the prices of the underlying Bullion may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of Bullion to and by the Custodian) encounter any unanticipated difficulties, including, but not limited to, the Trust’s inability in the future to obtain regulatory approvals for the offer and sale of additional Shares after its present offering is completed, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the prices of the underlying Bullion may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the prices of the underlying Bullion and may fall. Additionally, redemptions could be suspended in any period during which (1) the NYSE Arca is closed (other than customary weekend or holiday closings) or trading on the NYSE Arca is suspended or restricted, or (2) an emergency exists as a result of which delivery, disposal or evaluation of the Bullion is not reasonably practicable.

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

•

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 92% of the net global demand in platinum and palladium in 2018. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

•	A decline in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

A decline in the automobile industry or a shift from gasoline-powered to electric vehicles may have the effect of causing a decline in the prices of platinum and palladium and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use platinum and palladium, accounted for approximately 39% of the gross global demand in platinum and 85% of the gross global demand in palladium in 2018.  Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand.  A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum and palladium and affect the price of the Shares.

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

Because the Trustee does not, and the Custodian has limited obligations to, oversee and monitor the activities of sub-custodians who may hold the Trust’s Bullion, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s Bullion could result in a loss to the Trust.

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

The United Kingdom (“UK”) stopped being a member of the European Union (“EU”) (“Brexit”) on January 31, 2020 (“Exit Day”). Following Exit Day, the EU entered an 11-month transitional period to December 31, 2020 (the “Transitional Period”) during which existing EU-derived laws and regulations and trading relationships continue to apply in the UK while the parties decide what their future relationship will look like. The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK, or worldwide political, regulatory, economic, or market conditions and could contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is continued to be defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the UK, fails to adequately prepare for and adjust to Brexit could have significant customer, reputation, and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, the Trust may be adversely impacted despite these preparations.

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

The following tables set out the range of high and low closing prices for the Shares that have been reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2019 and 2018:

Fiscal Year Ended December 31, 2019: Quarter Ended
	High	Low
March 31, 2019	$66.67	$63.21
June 30, 2019	$68.38	$61.86
September 30, 2019	$77.41	$67.19
December 31, 2019	$76.40	$71.82

Fiscal Year Ended December 31, 2018: Quarter Ended
	High	Low
March 31, 2018	$67.81	$63.90
June 30, 2018	$66.33	$61.22
September 30, 2018	$61.72	$56.51
December 31, 2018	$63.16	$58.39

The number of outstanding Shares of the Trust as of February 26, 2020 was 6,900,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2019	$74.88	$69.26
September 2019	$77.41	$72.58
October 2019	$75.63	$72.92
November 2019	$75.74	$71.82
December 2019	$76.40	$72.83
January 2020	$81.23	$76.91

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2019 and 2018:

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2019	-	-	-	-	-
February 2019	150,000	0.029	1.046	0.004	0.006
March 2019	150,000	0.029	1.046	0.004	0.006
April 2019	-	-	-	-	-
May 2019	-	-	-	-	-
June 2019	100,000	0.029	1.044	0.004	0.006
July 2019	-	-	-	-	-
August 2019	-	-	-	-	-
September 2019	50,000	0.028	1.043	0.004	0.006
October 2019	-	-	-	-	-
November 2019	-	-	-	-	-
December 2019	-	-	-	-	-
Total	450,000

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Gold	Silver	Platinum	Palladium
January 2018	-	-	-	-	-
February 2018	150,000	0.029	1.053	0.004	0.006
March 2018	-	-	-	-	-
April 2018	-	-	-	-	-
May 2018	100,000	0.029	1.051	0.004	0.006
June 2018	400,000	0.029	1.051	0.004	0.006
July 2018	-	-	-	-	-
August 2018	200,000	0.029	1.049	0.004	0.006
September 2018	-	-	-	-	-
October 2018	-	-	-	-	-
November 2018	100,000	0.029	1.048	0.004	0.006
December 2018	50,000	0.029	1.048	0.004	0.006
Total	1,000,000

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$499,326	$359,447	$362,116	$261,641	$161,846
Total gain / (loss) on Bullion	$78,598	$(7,542)	$33,188	$6,284	$(17,850)
Change in net assets from operations	$76,194	$(9,675)	$31,245	$5,000	$(18,787)
Weighted average number of Shares	5,811,918	5,700,685	5,131,918	3,443,989	2,645,205
Net increase / (decrease) in net assets per Share	$13.11	$(1.70)	$6.09	$1.45	$(7.10)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

Introduction.

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and Aberdeen Standard Investments ETFs Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of gold, silver, platinum and palladium bullion (“Bullion”) held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Trust issues and redeems Shares only in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers, or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “GLTR.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) since inception.

NAV per Share vs. Proportionate Price from October 18, 2010 (the Date of Inception) to December 31, 2019

120.00
110.00
100.00
90.00
80.00
70.00
60.00
50.00
10/18/2010
10/18/2011
10/18/2012
10/18/2013
10/18/2014
10/18/2015
10/18/2016
10/18/2017
10/18/2018
10/18/2019
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

	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$)
Investment in Bullion - cost	$407,094	$351,430	$346,429
Unrealized gain on investment in Bullion	84,612	8,017	15,687
Investment in Bullion - fair value	$491,706	$359,447	$362,116

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 2, 2019 and December 31, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2019 and 2018, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$)
Total gain / (loss) on Bullion	$78,598	$(7,542)	$33,188
Net change in assets from operations	$76,194	$(9,675)	$31,245
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2019

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $359,264,176 at December 31, 2018 to $499,077,573 at December 31, 2019, a 38.92% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 5,700,000 Shares at December 31, 2018 to 6,550,000 Shares at December 31, 2019, a result of 1,300,000 Shares (26 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during the year and an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 21.62% during the year.

The NAV per Share increased 20.89% from $63.03 at December 31, 2018 to $76.20 at December 31, 2019. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $2,403,544 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $76.68 at September 4, 2019 was the highest during the year, compared with a low of $61.87 at May 22, 2019.

The increase in net assets from operations for the year ended December 31, 2019 was $76,193,992, resulting from a realized gain of $194,828 on Bullion transferred to pay expenses, a realized gain of $1,807,417 on Bullion distributed for the redemption of Shares, a change in unrealized gain on investment in Bullion of $76,595,291, offset by the Sponsor’s Fee of $2,403,544.  Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2019.

The year ended December 31, 2018

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2019
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$540	$547	$615	$702	$2,404
Total expenses	540	547	615	702	2,404

Net investment loss	(540)	(547)	(615)	(702)	(2,404)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	21	18	60	97	196
Realized gain / (loss) on Bullion distributed for the redemption of Shares	954	275	579	(1)	1,807
Change in unrealized gain on investment in Bullion	4,644	22,138	29,649	20,164	76,595
Total gain on Bullion	5,619	22,431	30,288	20,260	78,598

Change in net assets from operations	$5,079	$21,884	$29,673	$19,558	$76,194

Net increase in net assets per Share	$0.90	$3.90	$5.16	$3.14	$13.11

Weighted average number of Shares	5,648,889	5,608,242	5,751,630	6,233,152	5,811,918

Year Ended December 31, 2018
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$562	$558	$500	$513	$2,133
Total expenses	562	558	500	513	2,133

Net investment loss	(562)	(558)	(500)	(513)	(2,133)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	30	21	(11)	(27)	13
Realized gain / (loss) on Bullion distributed for the redemption of Shares	484	789	(896)	(262)	115
Change in unrealized (loss) / gain on investment in Bullion	(2,495)	(16,650)	(15,760)	27,235	(7,670)
Total (loss) / gain on Bullion	(1,981)	(15,840)	(16,667)	26,946	(7,542)

Change in net assets from operations	$(2,543)	$(16,398)	$(17,167)	$26,433	$(9,675)

Net (decrease) / increase in net assets per Share	$(0.44)	$(2.80)	$(3.11)	$4.69	$(1.70)

Weighted average number of Shares	5,796,667	5,854,396	5,516,848	5,638,587	5,700,685

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2019, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2019. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2019.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Precious Metals Basket ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Precious Metals Basket ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements and financial highlights.

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
February 28, 2020

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Audit fees - KPMG	$64,900	$66,500
Audit related fees - KPMG	18,000	8,000
	$82,900	$74,500

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-164769 on October 19, 2010

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with Registration Statement 333-234723 on November 15, 2019

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

101

The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Precious Metals Basket ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Precious Metals Basket ETF Trust (the Trust), including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2019. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2019, and the financial highlights for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

New York, New York
February 28, 2020

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Assets and Liabilities
At December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: December 31, 2019: $232,995; December 31, 2018: $200,683)	$277,466	$208,722
Silver (cost: December 31, 2019: $115,243; December 31, 2018: $102,655)	121,199	92,347
Platinum (cost: December 31, 2019: $25,022; December 31, 2018: $22,888)	23,251	17,241
Palladium (cost: December 31, 2019: $33,834; December 31, 2018: $25,204)	69,790	41,137
Total investment in Bullion	491,706	359,447
Bullion receivable	7,620	-
Total Assets	499,326	359,447

LIABILITIES
Fees payable to Sponsor	248	183
Total Liabilities	248	183

NET ASSETS (1)	$499,078	$359,264

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2019 were 6,550,000 and at December 31, 2018 were 5,700,000. Net asset value per Share at December 31, 2019 was $76.20 and at December 31, 2018 was $63.03.

See Notes to the Financial Statements.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments
At December 31, 2019 and 2018

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	183,176.5	$232,995	$277,466	55.60%
Silver	6,716,468.5	115,243	121,199	24.28%
Platinum	24,423.3	25,022	23,251	4.66%
Palladium	36,635.0	33,834	69,790	13.98%
Total investment in Bullion		$407,094	$491,706	98.52%
Other assets less liabilities			7,372	1.48%
Net assets			$499,078	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	162,854.5	$200,683	$208,722	58.10%
Silver	5,971,327.0	102,655	92,347	25.70%
Platinum	21,713.7	22,888	17,241	4.80%
Palladium	32,570.6	25,204	41,137	11.45%
Total investment in Bullion		$351,430	$359,447	100.05%
Less liabilities			(183)	(0.05)%
Net assets			$359,264	100.00%

See Notes to the Financial Statements.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations
For the years ended December 31, 2019, 2018 and 2017

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$2,404	$2,133	$1,943
Total expenses	2,404	2,133	1,943

Net investment loss	(2,404)	(2,133)	(1,943)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	196	13	17
Realized (loss) / gain on Bullion distributed for the redemption of Shares	1,807	115	51
Change in unrealized gain and loss on investment in Bullion	76,595	(7,670)	33,120
Total (loss) / gain on investment in Bullion	78,598	(7,542)	33,188

Change in net assets from operations	$76,194	$(9,675)	$31,245

Net increase / (decrease) in net assets per Share	$13.11	$(1.70)	$6.09

Weighted average number of Shares	5,811,918	5,700,685	5,131,918

See Notes to the Financial Statements.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2019, 2018 and 2017

	December 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	5,700,000	$359,264
Net investment loss		(2,404)
Realized gain on investment in Bullion		2,003
Change in unrealized gain on investment in Bullion		76,595
Creations	1,300,000	93,189
Redemptions	(450,000)	(29,569)
Closing balance at December 31, 2019	6,550,000	$499,078

	December 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	5,600,000	$361,932
Net investment loss		(2,133)
Realized gain on investment in Bullion		128
Change in unrealized loss on investment in Bullion		(7,670)
Creations	1,100,000	69,065
Redemptions	(1,000,000)	(62,058)
Closing balance at December 31, 2018	5,700,000	$359,264

	December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	4,500,000	$261,512
Net investment loss		(1,943)
Realized gain on investment in Bullion		68
Change in unrealized gain on investment in Bullion		33,120
Change in unrealized loss on unsettled creations or redemptions		(58)
Creations	1,150,000	72,378
Redemptions	(50,000)	(3,145)
Closing balance at December 31, 2017	5,600,000	$361,932

See Notes to the Financial Statements.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights
For the years ended December 31, 2019, 2018 and 2017

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$63.03	$64.63	$58.11
Income from investment operations:
Net investment loss	(0.41)	(0.37)	(0.38)
Total realized and unrealized gains or losses on investment in Bullion	13.58	(1.23)	6.90
Change in net assets from operations	13.17	(1.60)	6.52

Net asset value per Share at end of period	$76.20	$63.03	$64.63

Weighted average number of Shares	5,811,918	5,700,685	5,131,918

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	20.89%	(2.48)%	11.22%

See Notes to the Financial Statements.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”) is an investment trust formed on October 18, 2010, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon, as  trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold, silver, platinum and palladium in set ratios (together, “Bullion”) and issues Aberdeen Standard Physical Precious Metals Basket Shares ETF (the “Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

Since March 20, 2015, the LBMA PM Gold Price is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction, an electronic, tradable and auditable over-the-counter auction market for LBMA accredited participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading.

Prior to March 20, 2015, the fair value of gold was based on the London PM Fix. The London PM Fix price for gold was set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association which occurred at approximately 3:00 p.m. London time, on each working day.   The London PM Fix was discontinued on March 19, 2015.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements

2.2. Valuation of Bullion (continued)

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

Since August 15, 2014, an electronic, over-the-counter silver bullion auction has been conducted in London, England to establish a fixing price for an ounce of silver once each trading day  (the “LBMA Silver Price”). The LBMA Silver Price is established by the 12 LBMA authorized bullion banks and market makers participating in the auction and disseminated by major market vendors. The LBMA Silver Price was initially operated by CME Group, Inc. until October 2, 2017, at which time IBA commenced administration of the LBMA Silver Price. The London Metal Price for silver held by the Trust is the LBMA Silver Price.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements

2.2. Valuation of Bullion (continued)

The investment in Bullion is classified as a level 2 asset, as the Trust’s investment in Bullion is calculated using primary market pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

December 31, 2017 and 2016

(Amounts in 000's of US$)	December 31, 2019	December 31, 2018
Level 2
Investment in Bullion	$491,706	$359,447

There were no re-allocations or transfers between levels during the years ended December 31, 2019 and 2018.

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. At December 31, 2019, the Trust had Bullion receivable of $7,619,507 for the creation of Shares and no Bullion payable for the redemption of Shares.  At December 31, 2018, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. Generally, for all orders accepted,  ownership of the Bullion is transferred within two business days of the trade date.

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

 2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the years ended December 31, 2019 and 2018:

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2019
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	162,854.5	5,971,327.0	21,713.7	32,570.6	6,188,465.8
Creations	34,136.6	1,251,676.2	4,551.5	6,827.3	1,297,191.6
Redemptions	(12,829.1)	(470,400.0)	(1,710.5)	(2,565.8)	(487,505.4)
Transfers of Bullion to pay expenses	(985.5)	(36,134.7)	(131.4)	(197.1)	(37,448.7)
Closing balance	183,176.5	6,716,468.5	24,423.3	36,635.0	6,960,703.3

Investment in Bullion
Opening balance	$208,722	$92,347	$17,241	$41,137	$359,447
Creations	49,398	21,274	4,062	10,835	85,569
Redemptions	(17,079)	(7,313)	(1,412)	(3,765)	(29,569)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,217	(754)	(379)	1,723	1,807
Transfers of Bullion to pay expenses	(1,354)	(578)	(112)	(295)	(2,339)
Realized gain / (loss) on Bullion transferred to pay expenses	130	(41)	(25)	132	196
Change in unrealized gain on investment in Bullion	36,432	16,264	3,876	20,023	76,595
Closing balance	$277,466	$121,199	$23,251	$69,790	$491,706

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2018
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	160,963.2	5,901,979.3	21,461.5	32,192.4	6,116,596.4
Creations	31,517.8	1,155,651.2	4,202.4	6,303.5	1,197,674.9
Redemptions	(28,644.8)	(1,050,308.6)	(3,819.3)	(5,729.0)	(1,088,501.7)
Transfers of Bullion to pay expenses	(981.7)	(35,994.9)	(130.9)	(196.3)	(37,303.8)
Closing balance	162,854.5	5,971,327.0	21,713.7	32,570.6	6,188,465.8

Investment in Bullion
Opening balance	$208,689	$99,537	$19,895	$33,995	$362,116
Creations	40,379	18,251	3,784	6,651	69,065
Redemptions	(36,380)	(16,605)	(3,357)	(5,716)	(62,058)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,087	(1,675)	(744)	1,447	115
Transfers of Bullion to pay expenses	(1,250)	(570)	(116)	(198)	(2,134)
Realized gain / (loss) on Bullion transferred to pay expenses	41	(57)	(24)	53	13
Change in unrealized loss on investment in Bullion	(3,844)	(6,534)	(2,197)	4,905	(7,670)
Closing balance	$208,722	$92,347	$17,241	$41,137	$359,447

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements

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

For the year ended December 31, 2019 the Sponsor’s Fee was $2,403,544  (December 31, 2018: $2,132,987; December 31, 2017:  $1,942,976).

As of December 31, 2019, the fees payable to the Sponsor were $248,496  (December 31, 2018: $182,586).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2019 and 2018.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements

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

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC

Date:	February 28, 2020	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2020	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.