Form 10-Q
period 2020-03-31
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2020-05-08
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Yes ☐ No ☒

As of May 6, 2020, Aberdeen Standard Precious Metals Basket ETF Trust had 6,700,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: March 31, 2020: $255,722; December 31, 2019: $232,995)	$314,816	$277,466
Silver (cost: March 31, 2020: $123,548; December 31, 2019: $115,243)	99,939	121,199
Platinum (cost: March 31, 2020: $26,469; December 31, 2019: $25,022)	18,966	23,251
Palladium (cost: March 31, 2020: $42,419, December 31, 2019: $33,834)	90,280	69,790
Total investment in Bullion	524,001	491,706
Bullion receivable	-	7,620
Total Assets	524,001	499,326

LIABILITIES
Fees payable to Sponsor	271	248
Total Liabilities	271	248

NET ASSETS (1)	$523,730	$499,078

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2020 were 6,900,000 and at December 31, 2019 were 6,550,000. Net asset values per Share at March 31, 2020 and December 31, 2019 were $75.90 and $76.20, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	195,665.5	$255,722	$314,816	60.11%
Silver	7,174,396.2	123,548	99,939	19.08%
Platinum	26,088.5	26,469	18,966	3.62%
Palladium	39,132.8	42,419	90,280	17.24%
Total investment in Bullion		$448,158	$524,001	100.05%
Less liabilities			(271)	(0.05)%
Net assets			$523,730	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	183,176.5	$232,995	$277,466	55.60%
Silver	6,716,468.5	115,243	121,199	24.28%
Platinum	24,423.3	25,022	23,251	4.66%
Palladium	36,635.0	33,834	69,790	13.98%
Total investment in Bullion		$407,094	$491,706	98.52%
Other assets less liabilities			7,372	1.48%
Net assets			$499,078	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$796	$540
Total expenses	796	540

Net investment loss	(796)	(540)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	150	21
Realized gain on Bullion distributed for the redemption of Shares	1,351	954
Change in unrealized gain and loss on investment in Bullion	(8,769)	4,644
Total (loss) / gain on investment in Bullion	(7,268)	5,619

Change in net assets from operations	$(8,064)	$5,079

Net increase / (decrease) in net assets per Share	$(1.20)	$0.90

Weighted average number of Shares	6,742,857	5,648,889

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months Ended March 31, 2020
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	6,550,000	$499,078
Net investment loss		(796)
Realized gain on investment in Bullion		1,501
Change in unrealized loss on investment in Bullion		(8,769)
Creations	650,000	53,465
Redemptions	(300,000)	(20,749)
Closing balance at March 31, 2020	6,900,000	$523,730

	Three Months Ended March 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	5,700,000	359,264
Net investment loss		(540)
Realized gain on investment in Bullion		975
Change in unrealized gain on investment in Bullion		4,644
Creations	100,000	6,452
Redemptions	(300,000)	(19,439)
Closing balance at March 31, 2019	5,500,000	$351,356

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$76.20	$63.03
Income from investment operations:
Net investment loss	(0.12)	(0.10)
Total realized and unrealized gains or losses on investment in Bullion	(0.18)	0.95
Change in net assets from operations	(0.30)	0.85

Net asset value per Share at end of period	$75.90	$63.88

Weighted average number of Shares	6,742,857	5,648,889

Expense ratio (1)	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%

Total return, net asset value (2)	(0.39)%	1.35%

(1)Annualized for periods of less than one year.

(2)Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”) is a common law trust formed on October 18, 2010, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold, silver, platinum and palladium in set ratios (together, “Bullion”) and issues Aberdeen Standard Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At March 31, 2020, approximately 1.48% of the Trust’s platinum and 1.32% of the Trust’s palladium was held by the Zurich Sub-Custodian. At March 31, 2020 no gold or silver was held by the Zurich Sub-Custodian.

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

Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of Bullion transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2020	December 31, 2019
Level 2
Investment in Bullion	$524,001	$491,706

There were no transfers between levels during the three months ended March 31, 2020 or the year ended December 31, 2019.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At March 31, 2020, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2019, the Trust had $7,619,507 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2020 or December 31, 2019.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and their respective values for the three months ended March 31, 2020 and 2019 are set out below:

(Amounts in 000's of US$, except for ounces data)	Three Months Ended March 31, 2020
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	183,176.5	6,716,468.5	24,423.3	36,635.0	6,960,703.4
Creations	21,272.9	780,005.0	2,836.4	4,254.6	808,368.9
Redemptions	(8,506.4)	(311,901.7)	(1,134.2)	(1,701.3)	(323,243.6)
Transfers of Bullion to pay expenses	(277.5)	(10,175.6)	(37.0)	(55.5)	(10,545.6)
Closing balance	195,665.5	7,174,396.2	26,088.5	39,132.8	7,435,283.1

Investment in Bullion
Opening balance	$277,466	$121,199	$23,251	$69,790	$491,706
Creations	34,157	13,848	2,637	10,443	61,085
Redemptions	(12,944)	(4,157)	(786)	(2,862)	(20,749)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,871	(1,212)	(366)	1,058	1,351
Transfers of Bullion to pay expenses	(434)	(172)	(32)	(135)	(773)
Realized gain / (loss) on Bullion transferred to pay expenses	78	(3)	(6)	81	150
Change in unrealized gain / (loss) on investment in Bullion	14,622	(29,564)	(5,732)	11,905	(8,769)
Closing balance	$314,816	$99,939	$18,966	$90,280	$524,001

(Amounts in 000's of US$, except for ounces data)	Three Months Ended March 31, 2019
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	162,854.5	5,971,327.0	21,713.7	32,570.6	6,188,465.8
Creations	2,854.4	104,660.3	380.6	570.9	108,466.2
Redemptions	(8,559.3)	(313,839.5)	(1,141.2)	(1,711.9)	(325,251.9)
Transfers of Bullion to pay expenses	(241.5)	(8,854.3)	(32.2)	(48.3)	(9,176.3)
Closing balance	156,908.1	5,753,293.5	20,920.9	31,381.3	5,962,503.8

Investment in Bullion
Opening balance	$208,722	$92,347	$17,241	$41,137	$359,447
Creations	3,714	1,638	309	791	6,452
Redemptions	(11,152)	(4,842)	(925)	(2,520)	(19,439)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	595	(545)	(273)	1,177	954
Transfers of Bullion to pay expenses	(313)	(138)	(26)	(66)	(543)
Realized gain / (loss) on Bullion transferred to pay expenses	15	(14)	(8)	28	21
Change in unrealized gain / (loss) on investment in Bullion	1,677	(1,571)	1,465	3,073	4,644
Closing balance	$203,258	$86,875	$17,783	$43,620	$351,536

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2.7. Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of Bullion to the Sponsor.

The Trust will transfer Bullion to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.60% of the adjusted net asset value (the “ANAV”) of the Trust, paid monthly in arrears.

The Sponsor has agreed to assume administrative and marketing expenses incurred by the Trust, including the Trustee’s monthly fee and out of pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses, exchange listing fees, United States Securities and Exchange Commission (the “SEC”) registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses.

For the three months ended March 31, 2020 and 2019, the Sponsor’s Fee was $795,664 and $539,776, respectively.

At March 31, 2020 and at December 31, 2019, the fees payable to the Sponsor were $270,643 and $248,496, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2020 and 2019.

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

Realized gains and losses result from the transfer of Bullion for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of Bullion transferred.

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

At the Evaluation Time, the Trustee values the Trust’s Bullion on the basis of that day’s London Metal Price for such metal or, if no London Metal Price is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent London Metal Price announced for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the applicable London Metal Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s Bullion is not an appropriate basis for evaluation of the Trust’s Bullion, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London Metal Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s Bullion or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

Once the value of the Bullion has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the Bullion and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place that are computed by reference to the value of the Trust or its assets are calculated using the ANAV calculated for such day on which the valuation takes place. The Trustee subtracts from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

The Quarter Ended March 31, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $499,077,573 at December 31, 2019 to $523,730,961 at March 31, 2020, a 4.94% increase for the quarter. The increase in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 0.23% from $80.53 at December 31, 2019 to $80.34 at March 31, 2020. There was an increase in outstanding Shares, which rose from 6,550,000 Shares at December 31, 2019 to 6,900,000 shares at March 31, 2020, a result of 650,000 Shares (13 Baskets) being created and 300,000 Shares (6 Baskets) being redeemed during the quarter.

The NAV per Share decreased 0.39% from $76.20 at December 31, 2019 to $75.90 at March 31, 2020. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $795,664 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $85.68 at February 24, 2020 was the highest during the quarter, compared with a low of $66.20 at March 19, 2020.

The decrease in net assets from operations for the quarter ended March 31, 2020 was $8,063,603, resulting from a realized gain of $149,651 on the transfer of Bullion to pay expenses, a realized gain of $1,351,047 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $8,768,637 and the Sponsor’s Fee of $795,664. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2020, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Uncertainty regarding the effects of COVID-19

The respiratory illness COVID-19 caused by a novel coronavirus has resulted in a global pandemic and major disruption to economies and markets around the world, including the United States. Financial markets have experienced extreme volatility and severe losses, and trading in many instruments has been disrupted. Liquidity for many instruments has been greatly reduced for periods of time. Some interest rates are very low and in some cases yields are negative. Some sectors of the economy and individual issuers have experienced particularly large losses. These circumstances may continue for an extended period of time, and may continue to affect adversely the value and liquidity of the Trust’s investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including Shares of the Trust, are not known. Governments and central banks, including the Federal Reserve in the U.S., have taken extraordinary and unprecedented actions to support local and global economies and the financial markets. The impact of these measures, and whether they will be effective to mitigate the economic and market disruption, will not be known for some time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended March 31, 2020:

13 Baskets were created.

6 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium
January 2020	1	50,000	0.028	1.041	0.004	0.006
February 2020	-	-	-	-	-	-
March 2020	5	250,000	0.028	1.039	0.004	0.006
	6	300,000

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

101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 8, 2020	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.