Form 10-Q
period 2020-06-30
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2020-08-07
CIK 1483386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_______________to_______________

Commission File Number: 001-34917

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Precious Metals Basket Shares ETF	GLTR	NYSE Arca

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 5, 2020, Aberdeen Standard Precious Metals Basket ETF Trust had 7,000,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

 At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Gold (cost: June 30, 2020: $250,925; December 31, 2019: $232,995)	$337,921	$277,466
Silver (cost: June 30, 2020: $120,590; December 31, 2019: $115,243)	125,054	121,199
Platinum (cost: June 30, 2020: $25,773; December 31, 2019: $25,022)	20,743	23,251
Palladium (cost: June 30, 2020: $41,898; December 31, 2019: $33,834)	72,817	69,790
Total investment in Bullion	556,535	491,706
Bullion receivable	—	7,620
Total assets	556,535	499,326

LIABILITIES
Fees payable to Sponsor	274	248
Total liabilities	274	248

NET ASSETS(1)	$556,261	$499,078

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2020 were 6,750,000 and at December 31, 2019 were 6,550,000. Net asset values per Share at June 30, 2020 and December 31, 2019 were $82.41 and $76.20, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	191,121.1	$250,925	$337,921	60.75%
Palladium	38,224.2	41,898	72,817	13.09%
Platinum	25,482.8	25,773	20,743	3.73%
Silver	7,007,773.9	120,590	125,054	22.48%
Total investment in Bullion	7,262,602.0	$439,186	$556,535	100.05%
Less liabilities			(274)	(0.05)%
Net Assets			$556,261	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	183,176.5	$232,995	$277,466	55.60%
Palladium	36,635.0	33,834	69,790	13.98%
Platinum	24,423.3	25,022	23,251	4.66%
Silver	6,716,468.5	115,243	121,199	24.28%
Total investment in Bullion		$407,094	$491,706	98.52%
Other assets less liabilities			7,372	1.48%
Net Assets			$499,078	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$804	$547	$1,599	$1,087
Total expenses	804	547	1,599	1,087

Net investment loss	(804)	(547)	(1,599)	(1,087)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	129	18	279	39
Realized gain on Bullion distributed for the redemption of Shares	3,329	275	4,680	1,228
Change in unrealized gain and loss on investment in Bullion	41,506	22,138	32,737	26,782
Total gain on investment in Bullion	44,964	22,431	37,696	28,049

Change in net assets from operations	$44,160	$21,884	$36,097	$26,962

Net increase in net assets per Share	$6.56	$3.90	$5.36	$4.79

Weighted average number of Shares	6,735,714	5,608,242	6,739,286	5,628,453

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	6,900,000	$523,730	5,500,000	$351,356
Net investment loss		(804)		(547)
Realized gain on investment in Bullion		3,458		293
Change in unrealized gain on investment in Bullion		41,506		22,138
Creations	100,000	7,925	200,000	12,806
Redemptions	(250,000)	(19,554)	(100,000)	(6,431)
Closing balance	6,750,000	$556,261	5,600,000	$379,615

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	6,550,000	$499,078	5,700,000	$359,264
Net investment loss		(1,599)		(1,087)
Realized gain on investment in Bullion		4,959		1,267
Change in unrealized gain on investment in Bullion		32,737		26,782
Creations	750,000	61,389	300,000	19,259
Redemptions	(550,000)	(40,303)	(400,000)	(25,870)
Closing balance	6,750,000	$556,261	5,600,000	$379,615

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$75.90	$63.88	$76.20	$63.03
Income from investment operations:
Net investment loss	(0.12)	(0.10)	(0.24)	(0.19)
Total realized and unrealized gains or losses on investment in Bullion	6.63	4.01	6.45	4.95
Change in net assets from operations	6.51	3.91	6.21	4.76

Net asset value per Share at end of period	$82.41	$67.79	$82.41	$67.79

Weighted average number of Shares	6,735,714	5,608,242	6,739,286	5,628,453

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	8.58%	6.12%	8.15%	7.55%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”) is a common law trust formed on October 18, 2010 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold, silver, platinum and palladium in set ratios (together, “Bullion”) and issues Aberdeen Standard Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2020, approximately 99.9% of the Trust's silver, 1.33% of the Trust’s platinum and 1.35% of the Trust’s palladium was held by one or more sub-custodians. At June 30, 2020 no gold was held by a sub-custodian.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2020	December 31, 2019
Level 2
Investment in Bullion	$556,535	$491,706

There were no transfers between levels during the six months ended June 30, 2020 or the year ended December 31, 2019.

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At June 30, 2020, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2019, the Trust had $7,619,507 of Bullion receivable for the creation of shares and no Bullion payable for the redemption of Shares.

2.4. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other Bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account, either loco London or loco Zurich, established with the Custodian or a Bullion clearing bank by an Authorized Participant.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

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

The amount of Bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of Bullion to be delivered or distributed by the Trust. In order to ensure that the correct amount of Bullion is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of Bullion.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2020 and December 31, 2019.

 2.6. Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and six months ended June 30, 2020 and 2019 are set out below:

		Three Months Ended June 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	195,665.4	7,174,396.5	26,088.7	39,133.1	7,435,283.7
Creations	2,832.2	103,848.8	377.6	566.4	107,625.0
Redemptions	(7,084.2)	(259,753.0)	(944.6)	(1,416.8)	(269,198.6)
Transfers of Bullion to pay expenses	(292.3)	(10,718.4)	(38.9)	(58.5)	(11,108.1)
Closing balance	191,121.1	7,007,773.9	25,482.8	38,224.2	7,262,602.0

Investment in Bullion
Opening balance	$314,816	$99,939	$18,966	$90,280	$524,001
Creations	4,844	1,700	302	1,079	7,925
Redemptions	(11,861)	(3,896)	(712)	(3,085)	(19,554)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,602	(577)	(247)	1,551	3,329
Transfers of Bullion to pay expenses	(486)	(161)	(29)	(125)	(801)
Realized gain / (loss) on Bullion transferred to pay expenses	103	(23)	(9)	58	129
Change in unrealized gain / (loss) on investment in Bullion	27,903	28,072	2,472	(16,941)	41,506
Closing balance	$337,921	$125,054	$20,743	$72,817	$556,535

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

		Three Months Ended June 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	156,908.1	5,753,293.5	20,920.9	31,381.3	5,962,503.8
Creations	5,699.8	208,994.8	760.0	1,140.0	216,594.6
Redemptions	(2,848.1)	(104,431.9)	(379.8)	(569.7)	(108,229.5)
Transfers of Bullion to pay expenses	(241.4)	(8,850.6)	(32.2)	(48.3)	(9,172.5)
Closing balance	159,518.4	5,849,005.8	21,268.9	31,903.3	6,061,696.4

Investment in Bullion
Opening balance	$203,258	$86,875	$17,783	$43,620	$351,536
Creations	7,423	3,128	649	1,606	12,806
Redemptions	(3,788)	(1,541)	(309)	(793)	(6,431)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	271	(245)	(89)	338	275
Transfers of Bullion to pay expenses	(312)	(133)	(27)	(67)	(539)
Realized gain / (loss) on Bullion transferred to pay expenses	14	(18)	(6)	28	18
Change in unrealized gain / (loss) on investment in Bullion	17,896	956	(603)	3,889	22,138
Closing balance	$224,762	$89,022	$17,398	$48,621	$379,803

		Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	183,176.5	6,716,468.5	24,423.3	36,635.0	6,960,703.3
Creations	24,105.1	883,853.8	3,214.0	4,821.3	915,994.2
Redemptions	(15,590.6)	(571,654.6)	(2,078.7)	(3,118.1)	(592,442.0)
Transfers of Bullion to pay expenses	(569.9)	(20,893.8)	(75.8)	(114.0)	(21,653.5)
Closing balance	191,121.1	7,007,773.9	25,482.8	38,224.2	7,262,602.0

Investment in Bullion
Opening balance	$277,466	$121,199	$23,251	$69,790	$491,706
Creations	39,000	15,549	2,940	11,521	69,010
Redemptions	(24,805)	(8,053)	(1,498)	(5,947)	(40,303)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,473	(1,789)	(612)	2,608	4,680
Transfers of Bullion to pay expenses	(920)	(333)	(62)	(259)	(1,574)
Realized gain / (loss) on Bullion transferred to pay expenses	181	(27)	(16)	141	279
Change in unrealized gain / (loss) on investment in Bullion	42,526	(1,492)	(3,260)	(5,037)	32,737
Closing balance	$337,921	$125,054	$20,743	$72,817	$556,535

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

		Six Months Ended June 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	162,854.5	5,971,327.0	21,713.7	32,570.6	6,188,465.8
Creations	8,554.2	313,655.1	1,140.6	1,710.8	325,060.7
Redemptions	(11,407.4)	(418,271.4)	(1,521.0)	(2,281.5)	(433,481.3)
Transfers of Bullion to pay expenses	(482.9)	(17,704.9)	(64.4)	(96.6)	(18,348.8)
Closing balance	159,518.4	5,849,005.8	21,268.9	31,903.3	6,061,696.4

Investment in Bullion
Opening balance	$208,722	$92,347	$17,241	$41,137	$359,447
Creations	11,137	4,767	958	2,397	19,259
Redemptions	(14,940)	(6,383)	(1,234)	(3,313)	(25,870)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	866	(791)	(362)	1,515	1,228
Transfers of Bullion to pay expenses	(625)	(271)	(53)	(133)	(1,082)
Realized gain / (loss) on Bullion transferred to pay expenses	29	(32)	(14)	56	39
Change in unrealized gain / (loss) on investment in Bullion	19,573	(615)	862	6,962	26,782
Closing balance	$224,762	$89,022	$17,398	$48,621	$379,803

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

For the three months ended June 30, 2020 and 2019, the Sponsor’s Fee was $803,707 and $547,217, respectively. For the six months ended June 30, 2020 and 2019, the Sponsor’s Fee was $1,599,371 and $1,086,993, respectively.

At June 30, 2020 and at December 31, 2019, the fees payable to the Sponsor were $274,463 and $248,496, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2020 and 2019.

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

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants and purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. In addition, the Trustee and the Custodian and their affiliates may from time to time purchase or sell Bullion directly, for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust.

4. Concentration of Risk

The Trust’s sole business activity is the investment in Bullion, and substantially all the Trust’s assets are holdings of Bullion, which creates a concentration of risk associated with fluctuations in the price of Bullion. Several factors could affect the price of Bullion, including: (i) global Bullion supply and demand, which is influenced by factors such as general changes in economic conditions, such as a recession or other economic downturn, recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand, central bank purchases and sales, and production and cost levels in major Bullion-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that Bullion will maintain its long-term value in terms of purchasing power in the future. In the event that the price of Bullion declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Trust holds Bullion (consisting of gold, silver, platinum and palladium in specified proportions) and is expected to issue Baskets in exchange for deposits of Bullion and to distribute Bullion in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, silver, platinum and palladium in the proportions held by the Trust, less the Trust’s expenses. The Trust holds Bullion in a ratio such that for every 0.03 ounces of gold it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in Bullion.

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion and only in aggregations of 50,000 Shares, or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “GLTR”.

Valuation of Bullion and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee will evaluate the Bullion held by the Trust and determine both the ANAV and the NAV of the Trust.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

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

All fees accruing for the day on which the valuation takes place that are computed by reference to the value of the Trust or its assets are calculated using the ANAV calculated for such day. The Trustee subtracts from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Quarter Ended June 30, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $523,730,961 at March 31, 2020 to $556,260,639 at June 30, 2020, a 6.21% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 8.74% from $80.34 at March 31, 2020 to $87.36 at June 30, 2020. There was a decrease in outstanding Shares, which fell from 6,900,000 Shares at March 31, 2020 to 6,750,000 Shares at June 30, 2020, as a result of 100,000 Shares (2 Baskets) being created and 250,000 Shares (5 Baskets) being redeemed during the quarter.

The NAV per Share increased 8.58% from $75.90 at March 31, 2020 to $82.41 at June 30, 2020. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $803,707 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $82.64 on May 20, 2020 was the highest during the quarter, compared with a low of $74.62 at April 1, 2020.

The increase in net assets from operations for the quarter ended June 30, 2020 was $44,161,127, resulting from a realized gain of $129,319 on the transfer of Bullion to pay expenses, a realized gain of $3,329,435 on Bullion distributed for the redemption of Shares, and a change in unrealized gain on investment in Bullion of $41,506,080, offset by the Sponsor’s Fee of $803,707. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2020.

The Six Months Ended June 30, 2020

The Trust’s NAV increased from $499,077,573 at December 31, 2019 to $556,260,639 at June 30, 2020, an 11.46% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 8.48% from $80.53 at December 31, 2019 to $87.36 at June 30, 2020. There was a decrease in outstanding Shares, which fell from 6,900,000 Shares at December 31, 2019 to 6,750,000 Shares at June 30, 2020, as a result of 750,000 Shares (15 Baskets) being created and 550,000 Shares (11 Baskets) being redeemed.

The NAV per Share increased 8.15% from $76.20 at December 31, 2019 to $82.41 at June 30, 2020. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,599,371 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $85.68 at February 24, 2020 was the highest during the period, compared with a low of $66.20 at March 19, 2020.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

The increase in net assets from operations for the period ended June 30, 2020 was $36,097,524, resulting from a realized gain of $278,970 on the transfer of Bullion to pay expenses, a realized gain of $4,680,482 on Bullion distributed for the redemption of Shares, and a change in unrealized gain on investment in Bullion of $32,737,443, offset by the Sponsor’s Fee of $1,599,371. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2020, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2020:

2 Baskets were created.

5 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Silver	Platinum	Palladium

April 2020	5	250,000	0.028	0.520	0.004	0.006
May 2020	—	—	—	—	—	—
June 2020	—	—	—	—	—	—
	5	250,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC
Date: August 7, 2020	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2020	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.