Form 10-Q
period 2020-09-30
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2020-11-06
CIK 1483386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                           to

Commission File Number: 001-34917

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue , 49 th Floor
New York , NY	10019
(Address of principal executive offices)	(Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each
exchange on which
Title of each class	Trading Symbol(s)	registered
Aberdeen Standard Physical Precious Metals Basket Shares ETF	GLTR	NYSE Arca

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

As of November 4, 2020, Aberdeen Standard Precious Metals Basket ETF Trust had 8,150,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Gold (cost: September 30, 2020: $316,585; December 31, 2019: $232,995)	$424,091	$277,466
Palladium (cost: September 30, 2020: $56,570; December 31, 2019: $33,834)	104,961	69,790
Platinum (cost: September 30, 2020: $29,924; December 31, 2019: $25,022)	26,491	23,251
Silver (cost: September 30, 2020: $153,014; December 31, 2019: $115,243)	195,519	121,199
Total investment in Bullion	751,062	491,706
Bullion receivable	—	7,620
Total assets	751,062	499,326

LIABILITIES
Fees payable to Sponsor	363	248
Total liabilities	363	248

NET ASSETS(1)	$750,699	$499,078

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2020 were 7,950,000 and at December 31, 2019 were 6,550,000. Net asset values per Share at September 30, 2020 and December 31, 2019 were $94.43 and $76.20, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	224,755.6	$316,585	$424,091	56.50%
Palladium	44,951.1	56,570	104,961	13.98%
Platinum	29,967.4	29,924	26,491	3.53%
Silver	8,241,038.2	153,014	195,519	26.04%
Total investment in Bullion	8,540,712.3	$556,093	$751,062	100.05%
Less liabilities			(363)	(0.05)%
Net Assets			$750,699	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	183,176.5	$232,995	$277,466	55.60%
Palladium	36,635.0	33,834	69,790	13.98%
Platinum	24,423.3	25,022	23,251	4.66%
Silver	6,716,468.5	115,243	121,199	24.28%
Total investment in Bullion	6,960,703.3	$407,094	$491,706	98.52%
Other assets less liabilities			7,372	1.48%
Net Assets			$499,078	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,035	$615	$2,634	$1,702
Total expenses	1,035	615	2,634	1,702

Net investment loss	(1,035)	(615)	(2,634)	(1,702)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	243	60	522	99
Realized gain on Bullion distributed for the redemption of Shares	—	579	4,680	1,807
Change in unrealized gain and loss on investment in Bullion	77,619	29,649	110,356	56,431
Total gain on investment in Bullion	77,862	30,288	115,558	58,337

Change in net assets from operations	$76,827	$29,673	$112,924	$56,635

Net increase / (decrease) in net assets per Share	$10.50	$5.16	$16.29	$9.99

Weighted average number of Shares	7,319,022	5,751,630	6,933,942	5,669,963

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	6,750,000	$556,261	5,600,000	$379,615
Net investment loss		(1,035)		(615)
Realized gain on investment in Bullion		243		639
Change in unrealized gain on investment in Bullion		77,619		29,649
Creations	1,200,000	117,611	500,000	36,905
Redemptions	—	—	(50,000)	(3,699)
Closing balance	7,950,000	$750,699	6,050,000	$442,494

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	6,550,000	$499,078	5,700,000	$359,264
Net investment loss		(2,634)		(1,702)
Realized gain on investment in Bullion		5,202		1,906
Change in unrealized gain on investment in Bullion		110,356		56,431
Creations	1,950,000	179,000	800,000	56,164
Redemptions	(550,000)	(40,303)	(450,000)	(29,569)
Closing balance	7,950,000	$750,699	6,050,000	$442,494

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$82.41	$67.79	$76.20	$63.03
Income from investment operations:
Net investment loss	(0.14)	(0.11)	(0.38)	(0.30)
Total realized and unrealized gains or losses on investment in Bullion	12.16	5.46	18.61	10.41
Change in net assets from operations	12.02	5.35	18.23	10.11

Net asset value per Share at end of period	$94.43	$73.14	$94.43	$73.14

Weighted average number of Shares	7,319,022	5,751,630	6,933,942	5,669,963

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	14.59%	7.89%	23.92%	16.04%

(1)	Annualized for periods less than one year.

(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

1.       Organization

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”) is a common law trust formed on October 18, 2010 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold, silver, platinum and palladium in set ratios (together, "Bullion") and issues Aberdeen Standard Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2020, approximately 1.13% of the Trust’s platinum, 1.14% of the Trust’s palladium and 99.99% of the Trust’s silver was held by one or more sub-custodians. At September 30, 2020 none of the Trust’s gold was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2020	December 31, 2019

Level 2
Investment in Bullion	$751,062	$491,706

There were no transfers between levels during the nine months ended September 30, 2020 or the year ended December 31, 2019.

2.3.       Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At September 30, 2020, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2019, the Trust had $7,619,507 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2020 and December 31, 2019.

2.6.       Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and nine months ended September 30, 2020 and 2019 are set out below:

	Three Months Ended September 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	191,121.1	7,007,773.9	25,482.8	38,224.2	7,262,602.0
Creations	33,932.8	1,244,201.6	4,524.4	6,786.6	1,289,445.4
Redemptions	—	—	—	—	—
Transfers of Bullion to pay expenses	(298.3)	(10,937.3)	(39.8)	(59.7)	(11,335.1)
Closing balance	224,755.6	8,241,038.2	29,967.4	44,951.1	8,540,712.3

Investment in Bullion
Opening balance	$337,921	$125,054	$20,743	$72,817	$556,535
Creations	66,062	32,618	4,190	14,741	117,611
Redemptions	—	—	—	—	—
Realized gain / (loss) on Bullion distributed for the redemption of Shares	—	—	—	—	—
Transfers of Bullion to pay expenses	(550)	(243)	(34)	(119)	(946)
Realized gain / (loss) on Bullion transferred to pay expenses	149	50	(6)	50	243
Change in unrealized gain / (loss) on investment in Bullion	20,509	38,040	1,598	17,472	77,619
Closing balance	$424,091	$195,519	$26,491	$104,961	$751,062

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

	Three Months Ended September 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	159,518.4	5,849,005.8	21,268.9	31,903.3	6,061,696.4
Creations	14,220.7	521,425.7	1,896.1	2,844.1	540,386.6
Redemptions	(1,421.7)	(52,128.6)	(189.6)	(284.3)	(54,024.2)
Transfers of Bullion to pay expenses	(242.9)	(8,907.6)	(32.3)	(48.5)	(9,231.3)
Closing balance	172,074.5	6,309,395.3	22,943.1	34,414.6	6,538,827.5

Investment in Bullion
Opening balance	$224,762	$89,022	$17,398	$48,621	$379,803
Creations	21,512	9,307	1,734	4,352	36,905
Redemptions	(2,139)	(930)	(178)	(452)	(3,699)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	351	37	(17)	208	579
Transfers of Bullion to pay expenses	(345)	(144)	(28)	(70)	(587)
Realized gain / (loss) on Bullion transferred to pay expenses	44	(9)	(6)	31	60
Change in unrealized gain / (loss) on investment in Bullion	11,397	11,586	1,746	4,920	29,649
Closing balance	$255,582	$108,869	$20,649	$57,610	$442,710

	Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	183,176.5	6,716,468.5	24,423.3	36,635.0	6,960,703.3
Creations	58,037.9	2,128,055.4	7,738.4	11,607.9	2,205,439.6
Redemptions	(15,590.6)	(571,654.6)	(2,078.7)	(3,118.1)	(592,442.0)
Transfers of Bullion to pay expenses	(868.2)	(31,831.1)	(115.6)	(173.7)	(32,988.6)
Closing balance	224,755.6	8,241,038.2	29,967.4	44,951.1	8,540,712.3

Investment in Bullion
Opening balance	$277,466	$121,199	$23,251	$69,790	$491,706
Creations	105,062	48,165	7,130	26,262	186,619
Redemptions	(24,805)	(8,053)	(1,498)	(5,947)	(40,303)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,473	(1,789)	(612)	2,608	4,680
Transfers of Bullion to pay expenses	(1,470)	(576)	(96)	(376)	(2,518)
Realized gain / (loss) on Bullion transferred to pay expenses	330	24	(22)	190	522
Change in unrealized gain / (loss) on investment in Bullion	63,035	36,549	(1,662)	12,434	110,356
Closing balance	$424,091	$195,519	$26,491	$104,961	$751,062

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

	Nine Months Ended September 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Silver	Platinum	Palladium	Total
Opening balance	162,854.5	5,971,327.0	21,713.7	32,570.6	6,188,465.8
Creations	22,774.9	835,080.8	3,036.7	4,555.0	865,447.4
Redemptions	(12,829.1)	(470,400.0)	(1,710.5)	(2,565.8)	(487,505.4)
Transfers of Bullion to pay expenses	(725.8)	(26,612.5)	(96.8)	(145.2)	(27,580.3)
Closing balance	172,074.5	6,309,395.3	22,943.1	34,414.6	6,538,827.5

Investment in Bullion
Opening balance	$208,722	$92,347	$17,241	$41,137	$359,447
Creations	32,649	14,074	2,692	6,749	56,164
Redemptions	(17,079)	(7,313)	(1,412)	(3,765)	(29,569)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,217	(754)	(379)	1,723	1,807
Transfers of Bullion to pay expenses	(970)	(415)	(81)	(203)	(1,669)
Realized gain / (loss) on Bullion transferred to pay expenses	73	(41)	(20)	87	99
Change in unrealized gain / (loss) on investment in Bullion	30,970	10,971	2,608	11,882	56,431
Closing balance	$255,582	$108,869	$20,649	$57,610	$442,710

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

For the three months ended September 30, 2020 and 2019, the Sponsor’s Fee was $1,034,546 and $615,425, respectively. For the nine months ended September 30, 2020 and 2019, the Sponsor’s Fee was $2,633,917 and $1,702,418, respectively.

At September 30, 2020 and at December 31, 2019, the fees payable to the Sponsor were $362,557 and $248,496, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2020 and 2019.

Unless otherwise directed by the Sponsor, when selling Bullion the Trustee will endeavor to sell at the price established by the London Metal Price for each metal held by the Trust. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such Bullion only if the sale transaction is made at the London Metal Price for each metal held by the Trust used by the Trustee to value the Trust's Bullion. A gain or loss is recognized based on the difference between the selling price and the average cost of the Bullion sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

The Quarter Ended September 30, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $556,260,639 at June 30, 2020 to $750,699,439 at September 30, 2020, a 34.95% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 6,750,000 Shares at June 30, 2020 to 7,950,000 Shares at September 30, 2020, as a result of 1,200,000 Shares (24 Baskets) being created and no shares being redeemed, as well as an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 14.76% from $87.36 at June 30, 2020 to $100.25 at September 30, 2020.

The NAV per Share increased 14.59% from $82.41 at June 30, 2020 to $94.43 at September 30, 2020. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,034,546 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $103.63 at August 6, 2020 was the highest during the quarter, compared with a low of $82.75 at July 2, 2020.

The increase in net assets from operations for the quarter ended September 30, 2020 was $76,827,607, resulting from a realized gain of $243,108 on the transfer of Bullion to pay expenses and a change in unrealized gain on investment in Bullion of $77,619,045, offset by the Sponsor’s Fee of $1,034,546. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2020.

The Nine Months Ended September 30, 2020

The Trust’s NAV increased from $499,077,573 at December 31, 2019 to $750,699,439 at September 30, 2020, a 50.42% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 24.49% from $80.53 at December 31, 2019 to $100.25 at September 30, 2020, as well as an increase in outstanding Shares, which rose from 6,550,000 Shares at December 31, 2019 to 7,950,000 Shares at September 30, 2020, as a result of 1,950,000 Shares (39 Baskets) being created and 550,000 Shares (11 Baskets) being redeemed.

The NAV per Share increased 23.92% from $76.20 at December 31, 2019 to $94.43 at September 30, 2020 The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $2,633,917 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $103.63 at August 6, 2020 was the highest during the period, compared with a low of $66.20 at March 19, 2020.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

The increase in net assets from operations for the period ended September 30, 2020 was $112,925,129, resulting from a realized gain of $522,077 on the transfer of Bullion to pay expenses, a realized gain of $4,680,482 on Bullion distributed for the redemption of Shares, and a change in unrealized gain on investment in Bullion of $110,356,487, offset by the Sponsor’s Fee of $2,633,917. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2020, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions, such as the Valuation of Bullion and Computation of Net Asset Value discussed above, that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2020:

24 Baskets were created.

0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of Bullion per Share Gold Silver Platinum Palladium
July 2020	—	—	—	—	—	—
August 2020	—	—	—	—	—	—
September 2020	—	—	—	—	—	—
	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 6, 2020	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.