Form 10-K
period 2020-12-31
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2021-03-01
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34917

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Precious Metals Basket Shares ETF	GLTR	NYSE Arca

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2020 as reported by the NYSE Arca, Inc. on that date: $563,827,493.

As of February 24, 2021, Aberdeen Standard Precious Metals Basket ETF Trust had 9,250,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”) is to own, in an agreed proportion, gold, silver, platinum and palladium (collectively, “Bullion”) transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of Bullion. The Trust was formed on October 18, 2010 when an initial deposit of Bullion was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $499,077,573 at December 31, 2019 to $841,868,238 at December 31, 2020, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 6,550,000 Shares at December 31, 2019 to 8,600,000 Shares at December 31, 2020.

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

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandardetfs.us through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, silver, platinum and palladium in the proportions held by the Trust, less the expenses of the Trust’s operations. The Trust holds Bullion in a ratio such that, for every 0.03 ounces of gold, it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical Bullion. An investment in physical Bullion requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical Bullion being efficient only in amounts beyond the reach of many investors.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding physical Bullion. The Shares offer an investment that:

● Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the Bullion markets. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 p.m. New York time.

● Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling Bullion and storing and insuring Bullion in a traditional allocated Bullion account.

● Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or plate or ignot or which is held temporarily to effect a creation or redemption of Shares). Physical Bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the Bullion temporarily being held in an unallocated Bullion account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See“Risk Factors—Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account is not segregated from the Custodian’s assets...” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. See “Risk Factors.”

Overview of the Bullion Industry

This section provides a brief introduction to the Bullion industries by looking at some of the key participants, detailing the primary sources of demand and supply and, with respect to the gold and silver industries, outlining the role of the “official” sector (i.e., central banks) in the markets.

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics released by the World Gold Council, central banks are estimated to hold approximately 35,000 tonnes (when used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 20% of existing above-ground stocks. From 2009 to 2019, the European Central Bank and other central banks of Europe operated under a series of four Central Bank Gold Agreements (“CBGA”).  The CBGA limited the amount of gold that these banks were allowed to sell for the duration of each agreement, helping to stabilize the gold market.  The CBGA had the desired effect, and the gold market has become more balanced, eliminating the need for a formal agreement going forward.

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

World Gold Supply and Demand 2010-2019 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2010 to 2019 and is based on information reported by the World Gold Council.

(tonnes)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Supply
Mine production	2,771	2,868	2,882	3,076	3,180	3,222	3,251	3,247	3,332	3,530
Scrap	1,743	1,698	1,700	1,303	1,159	1,180	1,306	1,210	1,178	1,281
Net Hedging Supply	(106)	18	(40)	(39)	108	21	32	(41)	8	(0.7)
Total Supply	4,408	4,584	4,542	4,340	4,447	4,423	4,589	4,416	4,518	4,810

Demand
Jewelry Fabrication	2,083	2,099	2,066	2,726	2,559	2,464	1,953	2,214	2,129	2,122
Industrial Fabrication	480	470	432	428	411	376	366	380	391	326
Electronics	346	342	310	306	297	267	264	277	288	262
Dental & Medical	48	43	39	36	34	32	30	29	29	13.9
Other Industrial	86	85	84	85	80	76	71	73	74	49.8
Net Official Sector	77	457	544	409	466	443	269	366	536	668
Retail Investment	1,263	1,617	1,407	1,871	1,162	1,160	1,043	1,028	1,097	871
Bars	946	1,248	1,057	1,444	886	875	786	780	800	579.6
Coins	317	369	350	426	276	284	257	248	297	292
Physical Demand	3,903	4,643	4,449	5,434	4,598	4,443	3,631	3,988	4,153	3,987

Physical Surplus/Deficit	505	(59)	93	(1,094)	(151)	(20)	958	428	365	823

ETF Inventory Build	384	189	279	(879)	(155)	(117)	539	177	59	398
Exchange Inventory Build	54	(6)	(10)	(98)	1	(48)	86	—	(21)	—
Net Balance	67	(242)	(176)	(117)	3	145	333	251	327	425

Source: World Gold Council Gold Survey 2020

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 2.75% per annum. Of the three sources of supply, mine production accounts for 73% in 2019. Recycled gold volumes have ranged from 1,159 tonnes to 1,743 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. Industrial demand has fluctuated between 8% and 14% of total demand over the past 10 years. Exchange traded product inventory build had seen strong growth through 2012, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. Exchange traded product inventory build has been positive each year from 2016 to 2019. During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Retail coin and bar demand has since tapered off. Investor inflows into ETFs returned in 2016 amid heightened market uncertainty and continued to see 398 tonnes of inflows in 2019.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2010 to December 31, 2020:

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The gold price peaked at US$2,067 per ounce in August 2020 as the uncertainties regarding the pandemic, and U.S. presidential election drove prices higher. 2020 proved to be a stellar year for gold rising 18.0%. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2020. Low real interest rates, tepid economic growth, and concerns regarding the recovery of the pandemic were key tailwinds for gold that sparked a return of investor interest.

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

Banking Sector

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2020, at the end of 2019, government-held silver bullion stocks total 89.1 million ounces.

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

World Silver Supply and Demand 2010-2019

The following table sets forth a summary of the world silver supply and demand for the period from 2010 to 2019 and is based on information reported by the World Silver Survey 2020, published by The Silver Institute.

(in millions of ounces)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Supply
Mine Production	753.0	758.3	791.7	823.3	867.8	895.1	888.6	852.1	855.7	836.5
Net Government Sales	44.2	12.0	7.4	7.9	—	—	—	—	—	—
Scrap	227.2	261.2	253.8	191.0	165.4	141.1	139.7	138.1	151.3	169.9
Net Hedging Supply	50.4	12.2	(47.1)	(34.8)	16.8	7.8	(18.9)	1.4	(2.8)	15.7
Total Supply	1,074.8	1,043.8	1,005.8	987.4	1,050.0	1,044.0	1,009.4	991.6	1,004.2	1,022.1

Demand
Jewelry	190.0	191.5	187.4	220.6	226.4	226.7	205.0	209.1	212.5	201.3
Coins & Bars	150.3	212.7	159.7	241.1	234.1	292.1	207.8	151.1	181.2	186.1
Silverware	51.9	47.5	43.8	59.3	61.2	63.2	52.4	58.4	61.1	59.8
Industrial Fabrication	633.8	661.5	600.1	604.6	596.3	583.2	576.8	599.0	578.6	510.9
Electrical & Electronics	301.2	290.8	266.7	266.0	263.9	246.0	233.9	242.9	248.5	230.0
Brazing Alloys & Solders	61.2	63.2	61.1	63.7	66.7	61.5	55.3	57.5	58.0	50.0
Photography	67.5	61.2	54.2	50.5	48.5	46.6	45.2	44.0	39.3	33.7
Photovoltaic	—	75.8	58.2	55.9	51.8	59.2	79.3	94.1	80.5	98.7
Ethylene Oxide	8.7	6.2	4.7	7.7	5.0	10.2	10.2	6.9	5.4	4.0
Other Industrial	195.2	164.2	155.1	160.8	160.6	159.8	152.9	153.7	146.9	94.5
ETP Inventory Build	129.5	(24.0)	55.3	2.5	1.4	(17.8)	49.8	2.4	(20.3)	81.7
Exchange Inventory Build	(7.4)	12.2	62.2	8.8	(5.3)	12.6	79.8	6.8	71.2	10.0
Total Demand	1,148.1	1,101.4	1,108.5	1,136.9	1,114.1	1,160.0	1,171.6	1,026.8	1,084.3	1,049.8

Net Balance	(73.2)	(57.5)	(102.6)	(149.5)	(64.0)	(116.1)	(162.1)	(35.2)	(80.1)	(27.8)

Source: The Silver Institute - World Silver Survey 2020

The following are some of the main characteristics of the silver market illustrated by the table.

Like gold, silver has also been used as a currency in the past. However, the main difference between gold and silver is that while approximately half of gold demand is used for jewelry, approximately half of silver fabrication demand is used for industrial applications.

New mine production accounts for approximately 82% of total silver supply. Recycled silver accounts for around 17% of total supply. The total of producer hedging, government sales and implied “net disinvestment” has been in decline but together account for the balance of total supply.

Industrial applications and jewelry demand accounted for over 68% of total demand in 2019. Photography has been taking a lower share of overall silver demand falling from 6% in 2010 to 3% in 2019, while photovoltaic demand has risen in recent years accounting for 9% in 2019. Investment in coins and bars has amounted to 18% of demand in 2019.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2010 to December 31, 2020 and is based on information provided by Bloomberg:

Starting in early 2011, when prices peaked at $48.44 per ounce, silver prices began a downward trend, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which led some investors to revise their expectations of the effects of monetary expansion) were some of the drivers behind the fall in silver prices from 2011 to 2019. Silver reversed course in 2020, as prices rose 46.75%, closing at $26.49 per ounce, making it the top performer of the four metals (gold, silver, platinum, palladium). The global pandemic caused by COVID-19 contributed to the large returns, as increased stimulus and uncertainty, coupled with a low US dollar and interest rates, increased the appeal of silver.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 84% of platinum supply in 2019 and 79% of palladium supply in 2019.

Platinum

World Platinum Supply and Demand 2010-2019

The following table sets forth a summary of the world platinum supply and demand from 2010 to 2019 and is based on information reported by Johnson Matthey, PGM Market Report – May 2020.

(thousands of ounces)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Supply
South Africa	4,635	4,860	4,110	4,208	3,547	4,572	4,392	4,459	4,467	4,402
Russia	825	835	801	736	700	670	717	692	687	716
Others	590	790	769	891	896	865	988	961	959	979
Total Supply	6,050	6,485	5,680	5,835	5,143	6,107	6,097	6,112	6,113	6,097

Demand by Application
Autocatalyst	3,075	3,185	3,158	3,000	3,103	3,228	3,330	3,292	3,051	2,885
Chemical	440	470	452	528	523	502	475	504	540	698
Electrical	230	230	176	218	225	228	230	234	266	145
Glass	385	515	153	100	212	227	246	364	478	224
Investment	655	460	450	871	277	451	620	356	67	1,253
Jewelry	2,420	2,475	2,783	3,028	2,897	2,746	2,412	2,296	2,269	2,100
Medical & Biomedical	230	230	223	214	214	215	218	220	221	249
Petroleum	170	210	112	159	165	140	176	220	372	219
Other	300	320	395	433	438	441	458	476	582	577
Total Gross Demand	7,905	8,095	7,902	8,551	8,054	8,178	8,165	7,962	7,846	8,350

Recycling
Autocatalyst	-1,085	-1,240	-1,120	-1,206	-1,272	-1,112	-1,159	-1,279	-1,338	-1,630
Jewelry	-735	-810	-895	-790	-762	-574	-738	-638	-36	-477
Other	-10	-10	-22	-24	-27	-29	-32	-34	-731	-58
Total Recycling	-1,830	-2,060	-2,037	-2,020	-2,061	-1,715	-1,929	-1,951	-2,105	-2,165

Total Net Demand	6,075	6,035	5,865	6,531	5,993	6,463	6,236	6,011	5,741	6,185

Movements in Stocks	-25	450	-185	-696	-850	-356	-139	101	372	-88

Source: Johnson Matthey PGM Market Report - May 2020

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 72% of total mine supply in 2019. Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 12.4% of total mine supply over the past ten years. Scrap supply from recycling of autocatalyst and other sources have accounted for about 34% from 2015 to 2019, on average.

Over the past decade, jewelry demand for platinum peaked at 36% of total demand in 2014. Jewelry demand has since declined to 25% of total demand in 2019, consistent with the year prior. Autocatalyst demand for platinum accounted for around 35% of total demand at the end of 2019. Investment demand soared to 15% of total demand in 2019, far above the 1% of total demand in 2018.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2010 to December 31, 2020 and is based on information provided by Bloomberg:

Platinum prices had been on the rise until the Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 per troy ounce in June to a low of $1,369 per troy ounce in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recovering from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of the world’s supply of platinum. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017, and platinum continued to fall in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply. Platinum prices bounced back, rising 19.9% to $952 per ounce at the end of 2019. After seeing the price fall as low as $593 per ounce on March 19, 2020, platinum rebounded from pandemic lows and finished the year at $1,068 per ounce. The steep climb in palladium price has led some investors to conclude that platinum appears under-valued, in view of its potential to substitute for palladium in automotive applications in the future. Additionally, the outlook for mining in South Africa is increasingly uncertain, with producers facing steep increases in electricity prices, periodic disruption to power supplies and a risk of industrial action during forthcoming wage negotiations.

Palladium

World Palladium Supply and Demand 2010-2019

The following table sets forth a summary of the world palladium supply and demand for the period from 2010 to 2019 and is based on information reported by Johnson Matthey, PGM Market Report – May 2020.

(thousands of ounces)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Supply
South Africa	2,640	2,560	2,359	2,465	2,125	2,684	2,570	2,554	2,543	2,648
Russia	3,720	3,480	2,887	2,628	2,589	2,434	2,773	2,407	2,976	2,802
Others	995	1,320	1,239	1,305	1,389	1,337	1,417	1,410	1,458	1,444
Total Supply	7,355	7,360	6,485	6,398	6,103	6,455	6,760	6,371	6,977	6,894

Demand by Application
Autocatalyst	5,580	6,155	6,673	7,061	7,512	7,622	7,941	8,391	8,721	9,677
Chemical	370	440	524	440	358	451	414	529	565	511
Dental	595	540	510	457	468	468	430	398	364	323
Electrical	1,410	1,375	1,190	1,070	1,014	903	871	840	807	728
Investment	1,095	-565	467	-8	943	-659	-646	-386	-574	-57
Jewelry	595	505	442	354	272	222	191	173	157	140
Other	90	110	104	109	111	134	151	134	182	180
Total Gross Demand	9,735	8,560	9,910	9,483	10,678	9,141	9,352	10,079	10,222	11,502

Recycling
Autocatalyst	-1,310	-1,695	-1,675	-1,905	-2,158	-1,897	-2,001	-2,404	-2,633	-2,932
Other	-540	-690	-637	-620	-563	-521	-502	-503	-491	-484
Total Recycling	-1,850	-2,385	-2,312	-2,525	-2,721	-2,418	-2,503	-2,907	-3,124	-3,416

Total Net Demand	7,885	6,175	7,598	6,958	7,957	6,723	6,849	7,172	7,098	8,086

Movements in stocks	-530	1,185	-1,113	-560	-1,854	-268	-89	-801	-121	-1,192

Source: Johnson Matthey PGM Market Report - May 2020

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 43% of supply over the past 10 years.  South Africa has, on average, supplied approximately 37% of production over the past 10 years. In 2019, Russia provided 41% of mine supplies, while South Africa produced 38%. North America contributes approximately 14% of mine supply in 2019. Autocatalysts continue to be the largest component of palladium demand, representing more than 84% of total demand in 2019, down slightly from 85% of total demand in 2018. Retail investors returned nearly 57,000 ounces of palladium to the market in 2019, as high prices stimulated profit taking in virtually all palladium ETF products. Jewelry demand for palladium contributed 1.0% of total demand in 2019, down from 1.5% in 2018. Other industrial demand (chemical, dental and electrical) has fallen from 24% of total demand in 2010 to 14% of total demand in 2019.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2010 to December 31, 2020 and is based on information provided by Bloomberg:

Rising palladium prices tempered in 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks provided some price support into mid-2012. Palladium rose to a 13 year high of $907 per ounce in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was then the top performer of the precious metals complex for 3 consecutive years from 2017 to 2019, where it rose nearly 182% from $676 per troy ounce on December 31, 2016 to $1,905 per troy ounce on December 31, 2019. The price of palladium reached an all-time high of $2,781/oz on February 19, 2020, before closing out the year at a price of $2,342/oz on December 31, 2020. The deficit in the palladium market looks set to widen dramatically, with stricter emissions legislation forecast to trigger a steep change in demand from Chinese automakers.

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

For gold and silver, market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The twelve market-making members of the LBMA are: BNP Paribas, Citibank N.A., HSBC, Goldman Sachs International, ICBC Standard Bank Plc, JPMorgan Chase Bank, The Bank of Nova Scotia, Merrill Lynch International, Morgan Stanley & Co. International Ltd., Standard Chartered Bank, Toronto-Dominion Bank and UBS AG.

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

The Gold Market

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

Daily during London trading hours the LBMA AM Gold Price and the LBMA PM Gold Price each provide reference gold prices for that day’s trading. Many long-term contracts will be priced on either the basis of the LBMA AM Gold Price or the LBMA PM Gold Price, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The LBMA AM Gold Price and the LBMA PM Gold Price, determined according to the methodologies of IBA and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg, are widely used benchmarks for daily gold prices and are quoted by various financial information sources as the London gold fix was previously. The Trust values its gold on the basis of the LBMA PM Gold Price.

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff. There are currently 15 direct gold participants (Bank of China, Bank of Communications, Citibank N.A., Coins ‘N Things, Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), StoneX Financial Ltd., Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex Financial Limited, Morgan Stanley, Standard Chartered Bank and Toronto-Dominion Bank), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

The LBMA PM Gold Price auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the LBMA PM Gold Price’s audit trail and active, real time surveillance of the auction process by IBA as well as FCA’s oversight of IBA, deters manipulative and abusive conduct in establishing each day’s LBMA PM Gold Price.

Since March 20, 2015, the Sponsor determined that the London gold fix, which ceased to be published as of March 19, 2015, could no longer serve as a basis for valuing gold bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA PM Gold Price is an appropriate alternative for determining the value of the Trust’s gold each trading day. The Sponsor also determined that the LBMA PM Gold Price fairly represents the commercial value of gold bullion held by the Trust and the “Benchmark Price” (as defined in Trust Agreement) as of any day is the LBMA PM Gold Price for such day.

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

Futures Exchanges

The most significant gold futures exchanges are the COMEX, a designated contract market within the CME Group, and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and has been trading gold since 1974. The TOCOM has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades gold futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

On July 14, 2017, the LBMA announced that ICE Benchmark Administration (“IBA”) had been selected to be the third-party administrator for the “LBMA Silver Price”. Effective from October 2, 2017, IBA is providing the auction platform and methodology as well as the overall administration and governance for the LBMA Silver Price benchmark. IBA operates an “equilibrium auction”, which is an electronic, tradable and auditable, over-the-counter auction for LBMA-authorized participating silver bullion banks or market makers and sponsored clients of direct participants (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “LBMA Silver Price”. The LBMA Silver Price equilibrium auction operated by CME Group Inc. and Refinitiv prior to October 2, 2017 was selected by the LBMA as the silver valuation replacement for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014. The LBMA Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

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

There are currently twelve direct participants who have been accredited to contribute to the LBMA Silver Price: Citibank N.A. London Branch, Coin ‘N Things Inc., Goldman Sachs International plc, HSBC Bank USA NA, INTL FC Stone, Jane Street Global Trading LLC, JP Morgan Chase Bank N.A London Branch, Koch Supply and Trading LP, Marex Financial Limited, Morgan Stanley, Standard Chartered Bank and The Toronto Dominion Bank.

Since April 1, 2015, the LBMA Silver Price has been regulated by the FCA in the UK. IBA is authorized as a regulated benchmark administrator by the FCA. Under the UK benchmark regulation, the governance structure for a regulated benchmark must include an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and the administrator (i.e., IBA). Through the Oversight Committee the LBMA continues to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. The price discovery process for the LBMA Silver Price is subject to surveillance by IBA. IBA has been formally assessed against the IOSCO Principles for Financial Benchmarks (the “IOSCO Principles”). In order to meet the IOSCO Principles, the price discovery used for the LBMA Silver Price benchmark is auditable and transparent.

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

Since August 15, 2014, the Sponsor determined that the London silver fix, which ceased to be published as of that date, would be an inappropriate basis for valuing silver bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA Silver Price is an appropriate alternative for determining the value of the Trust’s silver each trading day. The Sponsor also determined that the LBMA Silver Price fairly represents the commercial value of silver bullion held by the Trust and that the “Benchmark Price” (as defined in the Trust Agreement) as of any day is the LBMA Silver Price for such day.

Futures Exchanges

The most significant silver futures exchanges are the COMEX, a designated contract market within the CME Group, and the Tokyo Commodity Exchange (“TOCOM”). Futures exchanges seek to provide a neutral, regulated marketplace for the trading of derivatives contracts for commodities. Futures contracts are defined by the exchange for each commodity. For each commodity traded, this contract specifies the precise quality and quantity standards. The contract’s terms and conditions also define the location and timing of physical delivery.

An exchange does not buy or sell those contracts, but seeks to offer a transparent forum where members, on their own behalf or on the behalf of customers, can trade the contracts in a safe, efficient and orderly manner. During regular trading hours at the COMEX, the commodity contracts are traded on CME Globex system, an electronic auction in which all bids, offers and trades must be publicly announced to all members and, upon execution, centrally cleared. Electronic trading is offered by the exchange almost 24 hours a day (except for a short break in the evening), six days a week.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

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

Futures Exchanges

The most significant platinum futures exchanges are the COMEX, a designated contract market within the CME Group, and the TOCOM. The COMEX is the largest exchange in the world for trading precious metals futures and options and launched platinum futures in 1956, followed with options in 1990. The TOCOM has been trading platinum since 1984. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the platinum represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades platinum futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

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

Futures Exchanges

The most significant palladium futures exchanges are the COMEX, a designated contract market within the CME Group, and the TOCOM. The COMEX is the largest exchange in the world for trading precious metals futures and options and launched palladium futures in 1968, followed with options in 2010. The TOCOM has been trading palladium since 1992. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the palladium represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades palladium futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of gold, silver, platinum and palladium not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

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

The US Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of gold, silver, platinum and palladium in the proportions held by the Trust, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London and Zurich gold, silver, platinum and palladium markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global bullion market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

Once the value of the gold, silver, platinum and palladium has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place which are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the Bullion and any other assets of the Trust. The resulting figure is the adjusted net asset value (“ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place which are computed by reference to the value of the Trust or its assets are calculated using the ANAV calculated for such day. The Trustee subtracts from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities are conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell Bullion in such quantity and at such times as may be necessary to permit payment in cash of Trust expenses not assumed by the Sponsor. The Trustee is authorized to sell Bullion at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than Bullion. Accordingly, the amount of Bullion to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold, silver, Bullion and palladium. The Custodian is authorized to purchase from the Trust, at the request of the Trustee, Bullion needed to cover Trust expenses not assumed by the Sponsor at the price used by the Trustee to determine the value of the Bullion held by the Trust on the date of the sale.

The Sponsor’s Fee for the year ended December 31, 2020 was $3,821,435 (December 31, 2019: $2,403,544; December 31, 2018: $2,132,987).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Deposit of Bullion; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares.  Only registered broker-dealers, or other securities market participants not required to register as broker-dealers such as banks or other financial institutions, who (1) are participants in the DTC and (2) have entered into written agreements with the Sponsor and the Trustee (each an “Authorized Participant”) can deposit Bullion in the specified proportion of gold, silver, platinum and palladium and receive Baskets of Shares in exchange.

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

Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of Bullion in the United Kingdom, Zurich or another jurisdiction occurs on “business days” when (1) banks in the United Kingdom, Zurich or such other jurisdiction and (2) the London or Zurich Bullion markets are regularly open for business. If such banks or the London or Zurich Bullion markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2020, the Trustee was in compliance with these conditions.

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s Bullion as needed to pay the Sponsor’s Fee in Bullion (Bullion transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s Bullion and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s Bullion as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s Bullion. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian, the Zurich Sub-Custodian, or any other sub-custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

The Trustee’s monthly fees and out-of-pocket expenses are paid by the Sponsor.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold, silver, platinum and palladium or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. Affiliates of the Trustee are subject to the same transaction fee as other Authorized Participants.

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

Inspection of Bullion

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of August 14, 2020. Due to unprecedented social lock-down policies implemented in the UK and Switzerland to help prevent the spread of COVID-19, neither the Sponsor, nor Inspectorate, were able to perform a physical inspection of the Trust's Bullion at December 31, 2020. In lieu of a physical inspection, the Sponsor performed alternative procedures to verify the Bullion held by the Trust at December 31, 2020. These procedures included confirmation of the Bullion list and total ounces of Bullion held by the Custodian at December 31, 2020, and an independent recalculation of ounces of Bullion for each creation or redemption transaction from August 14, 2020, the date of the last physical inspection, through December 31, 2020. The Sponsor and Inspectorate also virtually inspected a selection of Bullion held by the Custodian on behalf of the Trust, verifying the weight of the Bullion, and that the serial numbers of the Bullion selected matched the records of the Trust.

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

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to shares of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares, including substantial changes to the Code made in the Tax Cuts and Jobs Act (P.L. 115-97).

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

● An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;

● A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

● An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

● A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

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

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata share of the Trust’s income, if any, and as if they directly incurred their respective pro rata share of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of Bullion to the Trust in exchange for the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shares are the same as its tax basis and holding period for the Bullion delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including physical Bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gains recognized by an individual upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any physical Bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

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

Shareholders will be required to recognize gain or loss upon a sale of Bullion by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Under the Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not a US person in order to avoid the backup withholding tax.

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

RISKS RELATED TO BULLION

The price of Bullion may be affected by the sale of ETVs tracking the gold, palladium, platinum and silver  markets.

To the extent existing exchange traded vehicles (“ETVs”) tracking the gold, palladium, platinum and silver markets represent a significant proportion of demand for physical gold, silver, platinum and palladium, large redemptions of the securities of these ETVs could negatively affect physical gold, silver, platinum and palladium prices and the price and NAV of the Shares.

Crises may motivate large-scale sales of gold, palladium, platinum and silver which could decrease the price of Bullion and adversely affect an investment in the Shares.

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

Several factors may have the effect of causing a decline in the prices of Bullion and a corresponding decline in the price of Shares. Among them:

●	A significant increase in Bullion hedging activity by Bullion producers. Should there be an increase in the level of hedge activity of Bullion producing companies, it could cause a decline in world Bullion prices, adversely affecting the price of the Shares.

●	A significant change in the attitude of speculators and investors towards Bullion. Should the speculative community take a negative view towards any Bullion metals, it could cause a decline in world prices for such Bullion metals, negatively impacting the price of the Shares.

●	A widening of interest rate differentials between the cost of money and the cost of Bullion could negatively affect the price of Bullion which, in turn, could negatively affect the price of the Shares.

●	A combination of rising money interest rates and a continuation of the current low cost of borrowing Bullion could improve the economics of selling Bullion forward. This could result in an increase in hedging by Bullion mining companies and short selling by speculative interests, which would negatively affect the price of Bullion. Under such circumstances, the price of the Shares would be similarly affected.

●	Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 88% of the net global demand in platinum and palladium in 2019. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

●	A decline in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

A decline in the automobile industry or a shift from gasoline-powered to electric vehicles may have the effect of causing a decline in the prices of platinum and palladium and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use platinum and palladium, accounted for approximately 35% of the gross global demand in platinum and 84% of the gross global demand in palladium in 2019.  Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand.  A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum and palladium and affect the price of the Shares.

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

The Shares are designed to mirror as closely as possible the performance of the price of physical gold, silver, platinum and palladium in the proportions held by the Trust, and the value of the Shares relates directly to the value of the Bullion held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The prices of physical gold, silver, platinum and palladium have fluctuated widely over the past several years. Several factors may affect the price of these metals, including:

●	Investors’ expectations with respect to the rate of inflation;
●	Currency exchange rates;
●	Interest rates;
●	Investment and trading activities of hedge funds and commodity funds;
●	Global or regional political, economic or financial events and situations; and
●	Global Bullion supply and demand.

In addition, investors should be aware that there is no assurance that gold, silver, platinum or palladium will maintain their long-term value in terms of purchasing power in the future. In the event that the price of any metal held by the Trust declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

RISKS RELATED TO THE SHARES

The sale of the Trust’s Bullion to pay expenses not assumed by the Sponsor at a time of low Bullion prices could adversely affect the value of the Shares.

The Trustee sells Bullion held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current gold, silver, platinum and palladium prices. The Trust is not actively managed and no attempt will be made to buy or sell Bullion to protect against or to take advantage of fluctuations in the price of Bullion. Consequently, the Trust’s Bullion may be sold at a time when the Bullion price is low, resulting in a negative effect on the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or the Trustee under the Trust Agreement.

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2015 to 2019, world platinum mine supply averaged 6.1 million ounces and world palladium mine supply averaged 6.7 million ounces. During the same period, total gross global demand measured 8.1 million ounces of platinum and 10.1 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that the metal holdings of the Trust will have a similar impact or have no long-term metal price impact thereby affecting Share trading prices.

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

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors or approve amendments to the Trust Agreement and do not receive dividends).

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

The amount of Bullion represented by each Share will decrease over the life of the Trust due to the recurring deliveries of Bullion necessary to pay the Sponsor’s Fee in-kind and potential sales of Bullion to pay in cash the Trust expenses not assumed by the Sponsor. Without increases in the price of gold, silver, platinum and palladium sufficient to compensate for that decrease, the price of the Shares will also decline proportionately over the life of the Trust.

The amount of Bullion represented by each Share decreases each day by the Sponsor’s Fee. In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust (the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses), in exceptional cases certain Trust expenses may need to be paid by the Trust. Because the Trust does not have any income, it must either make payments in-kind by deliveries of Bullion (as is the case with the Sponsor’s Fee) or it must sell Bullion to obtain cash (as in the case of any exceptional expenses).  The result of these sales of Bullion and recurring deliveries of Bullion to pay the Sponsor’s Fee in-kind is a decrease in the amount of Bullion represented by each Share. New deposits of Bullion, received in exchange for new Shares issued by the Trust, will not reverse this trend.

A decrease in the amount of Bullion represented by each Share results in a decrease in each Share’s price even if the price of gold, palladium, platinum and silver does not change. To retain the Share’s original price, the price of gold, silver, platinum and palladium must increase. Without that increase, the lesser amount of gold, silver, platinum and palladium represented by the Share will have a correspondingly lower price. If this increase does not occur, or is not sufficient to counter the lesser amount of Bullion represented by each Share, Shareholders will sustain losses on their investment in Shares.

An increase in Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will require the Trustee to sell larger amounts of Bullion, and will result in a more rapid decrease of the amount of Bullion represented by each Share and a corresponding decrease in its value.

RISKS RELATED TO THE CUSTODY OF BULLION

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, the Zurich Sub-Custodian and any other sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s Bullion for which no person is liable.

The Trust does not insure its Bullion. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the Bullion held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require the Zurich Sub-Custodian or any other direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the Bullion held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor under New York law, the Custodian, the Zurich Sub-Custodian and any other sub-custodian under English law, and any other sub-custodian under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s Bullion which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its Bullion and any recovery may be limited, even in the event of fraud, to the market value of the Bullion at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust’s unallocated Bullion account (“Unallocated Account”) and the Trust’s allocated Bullion account (“Allocated Account”), the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the Bullion lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another Bullion clearing bank, the liability of the Bullion clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian, or any other sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, the Zurich Sub-Custodian and any other sub-custodians are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian, the Zurich Sub-Custodian or any other sub-custodian concerning its Bullion.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian has entered into arrangements with the Zurich Sub-Custodian and may enter into arrangements with any other sub-custodians for the custody or temporary holding of the Trust’s Bullion, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA and the LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Zurich Sub-Custodian or any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

Although the relationship between the Custodian and the Zurich Sub-Custodian concerning the Trust’s allocated Bullion is expressly governed by English law, a court hearing any legal dispute concerning their arrangement may disregard that choice of law and apply Swiss law, in which case the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated.

The obligations of the Zurich Sub-Custodian under its arrangement with the Custodian with respect to the Trust’s allocated gold, silver, platinum and palladium is expressly governed by English law. Nevertheless, a court in the United States, England or Switzerland may determine that English law should not apply and, instead, apply Swiss law to that arrangement. Not only might it be difficult or impossible for a United States or English court to apply Swiss law to the Zurich Sub-Custodian’s arrangement, but application of Swiss law may, among other things, alter the relative rights and obligations of the Custodian and the Zurich Sub-Custodian to the extent that a loss to the Trust’s Bullion may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated by application of Swiss law.

The Trust may not have adequate sources of recovery if its Bullion is lost, damaged, stolen or destroyed.

If the Trust’s Bullion is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian, the Zurich Sub-Custodian or any other sub-custodian or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, the Zurich Sub-Custodian, and any other sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian, the Zurich Sub-Custodian or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are (1) The Bank of Nova Scotia – ScotiaMocatta, Brinks Global Services Inc., HSBC Bank plc and ICBC Standard Bank plc for all Bullion; (2) Malca-Amit UK Limited, London, for gold and platinum; (3) the Bank of England for gold only; (4) Loomis for silver only; (5) Malca-Amit SA, Zurich, for palladium and platinum; (6) UBS for gold, palladium and platinum, and the custodian may use LBMA and LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian will select the Zurich Sub-Custodians, and each Zurich Sub-Custodian will custody that portion of the Trust’s allocated platinum and palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodians and any other sub-custodian, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian and the Zurich Sub-Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian and the Zurich Sub-Custodian. See “Custody of the Trust’s Bullion” for more information about sub-custodians that may hold the Trust’s bullion.

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

GENERAL RISKS

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

The United Kingdom left the European Union (the “EU”) (“Brexit”) on January 31, 2020, subject to a transitional period which ended December 31, 2020. During the transitional period, although the United Kingdom was no longer a member state of the EU, it remained subject to EU law and regulations as if it were still a member state. The United Kingdom and the EU were to negotiate the terms of their future trading relationship during the transitional period. On December 24, 2020, negotiators representing the United Kingdom and the EU came to a preliminary trade agreement, which was subsequently ratified by the UK Parliament. The trade agreement must also be ratified by the European Parliament.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, United Kingdom or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the United Kingdom and EU is defined and the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the United Kingdom, failed to adequately prepare for the end of Brexit’s transitional period could have significant customer, reputation and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to seek to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, we cannot provide assurance that the Trust will not be adversely impacted despite these preparations.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing novel coronavirus pandemic.

The respiratory illness COVID-19 caused by a novel coronavirus has resulted in a global pandemic and major disruption to economies and markets around the world, including the United States. Financial markets have experienced extreme volatility and trading in many instruments has been disrupted. Liquidity for many instruments has been greatly reduced for periods of time. Some interest rates are very low and in some cases yields are negative. Some sectors of the economy and individual issuers have experienced particularly large losses. These circumstances may continue for an extended period of time, and may continue to affect adversely the value and liquidity of the Trust’s investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including the Trust and its service providers, are not known. The information technology and other operational systems upon which the Trust’s service providers rely could be impaired and the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust could be disrupted. Governments and central banks, including the Federal Reserve in the U.S., have taken extraordinary and unprecedented actions to support local and global economies and the financial markets. The impact of these measures, and whether they will be effective to mitigate the economic and market disruption, will not be known for some time.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 22, 2010, the Trust’s Shares commenced trading on the NYSE Arca under the symbol GLTR, and the Trust commenced operations, began accruing expenses and began the calculation of NAV.

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2020 and 2019:

Fiscal Year Ended December 31, 2020: Quarter Ended
	High	Low
March 31, 2020	$85.13	$65.30
June 30, 2020	$83.53	$74.44
September 30, 2020	$104.83	$82.72
December 31, 2020	$99.23	$90.77

Fiscal Year Ended December 31, 2019: Quarter Ended
	High	Low
March 31, 2019	$66.67	$63.21
June 30, 2019	$68.38	$61.86
September 30, 2019	$77.41	$67.19
December 31, 2019	$76.40	$71.82

The number of outstanding Share of the Trust as of February 24, 2021 was 9,250,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2020	$104.83	$95.69
September 2020	$101.42	$92.03
October 2020	$97.83	$92.67
November 2020	$99.23	$90.77
December 2020	$98.95	$93.11
January 2021	$101.84	$94.64

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2020 and 2019:

Month	Total number of Shares redeemed	Gold	Average ounces of Bullion per Share Silver	Platinum	Palladium
January 2020	50,000	0.028	1.041	0.004	0.006
February 2020	—	—	—	—	—
March 2020	250,000	0.028	1.039	0.004	0.006
April 2020	250,000	0.028	1.039	0.004	0.006
May 2020	—	—	—	—	—
June 2020	—	—	—	—	—
July 2020	—	—	—	—	—
August 2020	—	—	—	—	—
September 2020	—	—	—	—	—
October 2020	—	—	—	—	—
November 2020	—	—	—	—	—
December 2020	—	—	—	—	—
Total	550,000

Month	Total number of Shares redeemed	Gold	Average ounces of Bullion per Share Silver	Platinum	Palladium
January 2019	—	—	—	—	—
February 2019	150,000	0.029	1.046	0.004	0.006
March 2019	150,000	0.029	1.046	0.004	0.006
April 2019	—	—	—	—	—
May 2019	—	—	—	—	—
June 2020	100,000	0.029	1.044	0.004	0.006
July 2019	—	—	—	—	—
August 2019	—	—	—	—	—
September 2019	50,000	0.028	1.043	0.004	0.006
October 2019	—	—	—	—	—
November 2019	—	—	—	—	—
December 2019	—	—	—	—	—
Total	450,000

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
(Amounts in 000’s of US$, except for Share and per Share data)
Total assets	$842,282	$499,326	$359,447	$362,116	$261,641
Total gain/(loss) on Bullion	$145,383	$78,598	$(7,542)	$33,188	$6,284
Change in net assets from operations	$141,562	$76,194	$(9,675)	$31,245	$5,000
Weighted average number of Shares	7,247,814	5,811,918	5,700,685	5,131,918	3,443,989
Net increase / (decrease) in net assets per Share	$19.53	$13.11	$(1.70)	$6.09	$1.45
Net cash provided by operating activities	$—	$—	$—	$—	$—

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
10/18/2020
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

	December 31, 2020	December 31, 2019	December 31, 2018
(Amounts in 000’s of US$)
Investment in Bullion - cost	$603,126	$407,094	$351,430
Unrealized gain on investment in Bullion	224,472	84,612	8,017
Investment in Bullion - fair value	$827,598	$491,706	$359,447

Inspection of Bullion

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of August 14, 2020. Due to unprecedented social lock-down policies implemented in the UK and Switzerland to help prevent the spread of COVID-19, neither the Sponsor, nor Inspectorate, were able to perform a physical inspection of the Trust's Bullion at December 31, 2020. In lieu of a physical inspection, the Sponsor performed alternative procedures to verify the Bullion held by the Trust at December 31, 2020. These procedures included confirmation of the Bullion list and total ounces of Bullion held by the Custodian at December 31, 2020, and an independent recalculation of ounces of Bullion for each creation or redemption transaction from August 14, 2020, the date of the last physical inspection, through December 31, 2020. The Sponsor and Inspectorate also virtually inspected a selection of Bullion held by the Custodian on behalf of the Trust, verifying the weight of the Bullion, and that the serial numbers of the Bullion selected matched the records of the Trust.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2020 and 2019, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
(Amounts in 000’s of US$)
Total gain/(loss) on Bullion	$145,383	$78,598	$(7,542)
Net change in assets from operations	$141,562	$76,194	$(9,675)
Net cash provided by operating activities	$—	$—	$—

The year ended December 31, 2020

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $499,077,573 at December 31, 2019 to $841,868,238 at December 31, 2020, a 68.68% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 6,550,000 Shares at December 31, 2019 to 8,600,000 Shares at December 31, 2020, a result of 2,600,000 Shares (52 Baskets) being created and 550,000 Shares (11 Baskets) being redeemed during the year and an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 29.26% during the year.

The NAV per Share increased 28.46% from $76.20 at December 31, 2019 to $97.89 at December 31, 2020. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $3,821,435 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $103.63 at August 6, 2020 was the highest during the year, compared with a low of $66.20 at March 19, 2020.

The increase in net assets from operations for the year ended December 31, 2020 was $141,562,097, resulting from a realized gain of $815,237 on Bullion transferred to pay expenses, a realized gain of $4,680,483 on Bullion distributed for the redemption of Shares, a change in unrealized gain on investment in Bullion of $139,887,814, offset by the Sponsor’s Fee of $3,821,435. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2020.

The year ended December 31, 2019

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

The NAV per Share increased 20.89% from $63.03 at December 31, 2018 to $76.20 at December 31, 2019. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $2,403,544 for the year, or 0.60% of the Trust’s ANAV.

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

The NAV per Share decreased 2.48% from $64.63 at December 31, 2017 to $63.03 at December 31, 2018. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $2,132,987 for the year, or 0.60% of the Trust’s ANAV.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2020

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$796	$804	$1,035	$1,186	$3,821
Total expenses	796	804	1,035	1,186	3,821

Net investment loss	(796)	(804)	(1,035)	(1,186)	(3,821)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	150	129	243	293	815
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,351	3,329	—	—	4,680
Change in unrealized gain and loss on investment in Bullion	(8,769)	41,506	77,619	29,532	139,888
Total gain / (loss) on investment in Bullion	(7,268)	44,964	77,862	29,825	145,383

Change in net assets from operations	$(8,064)	$44,160	$76,827	$28,639	$141,562

Net increase / (decrease) in net assets per Share	$(1.20)	$6.56	$10.50	$3.50	$19.53

Weighted average number of Shares	6,742,857	6,735,714	7,319,022	8,182,609	7,247,814

Year Ended December 31, 2019

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$540	$547	$615	$702	$2,404
Total expenses	540	547	615	702	2,404

Net investment loss	(540)	(547)	(615)	(702)	(2,404)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	21	18	60	97	196
Realized gain / (loss) on Bullion distributed for the redemption of Shares	954	275	579	(1)	1,807
Change in unrealized gain on investment in Bullion	4,644	22,138	29,649	20,164	76,595
Total gain on investment in Bullion	5,619	22,431	30,288	20,260	78,598

Change in net assets from operations	$5,079	$21,884	$29,673	$19,558	$76,194

Net increase in net assets per Share	$0.90	$3.90	$5.16	$3.14	$13.11

Weighted average number of Shares	5,648,889	5,608,242	5,751,630	6,233,152	5,811,918

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2020, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2020. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2020.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Precious Metals Basket ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Precious Metals Basket ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

The Sponsor’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2021

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Audit fees – KPMG	$77,825	$72,900
Audit related fees – KPMG	—	10,000
	$77,825	$82,900

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements. These services include the accountant providing a consent letter related to the Trust's registration statement filing.

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-164769 on October 19, 2010

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with Registration Statement 333-234723 on November 15, 2019

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1(b)	Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Second amendment to the Allocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-164769 on October 19, 2010

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second amendment to the Unallocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective October 1, 2108

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020
INDEX

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Precious Metals Basket ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Precious Metals Basket ETF Trust (the Trust), including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2020. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations and the changes in its net assets, for each of the years in the three-year period ended December 31, 2020, and the financial highlights for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements and financial highlights that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and the financial highlights and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the financial statements and the financial highlights, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Evidence Pertaining to the Existence of the Bullion Holdings

As presented on the December 31, 2020 schedule of investments, the fair value of the Trust’s investment in bullion was $827.6 million, representing 98.26% of the Trust’s total assets, and 9,064,300.1 ounces of bullion holdings. The investment in bullion is held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the bullion holdings as a critical audit matter. Given the nature and volume of the bullion holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of bullion held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s bullion holdings process, including controls over (1) the comparison of the Trust’s records of bullion held to the custodian’s records, (2) the approval of bullion deposits and withdrawals by the trustee of the Trust and (3) the roll forward of bullion holdings from the date of the Trust’s most recent physical inspection through December 31, 2020. We obtained a schedule directly from the custodian of the Trust’s bullion holdings held by the custodian as of December 31, 2020. We compared the total ounces on such schedule to the Trust’s record of bullion holdings. We also tested the Trust’s roll forward of bullion holdings from August 14, 2020 (the date of the Trust’s most recent physical inspection performed at the custodian’s locations by a third party engaged by the Trust’s sponsor (the inspector)) through December 31, 2020 by (1) agreeing the Trust’s records of bullion holdings as of the last inspection date to the inspector’s and/or custodian’s records, (2) agreeing bullion holdings transactions to order confirmations and trade tickets, and (3) comparing the Trust’s expected holdings to the schedule obtained directly from the custodian of the Trust’s bullion holdings at December 31, 2020.

We have served as the Trust’s auditor since 2015.

/s/ KPMG LLP

New York, New York
February 26, 2021

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Assets and Liabilities

At December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: December 31, 2020: $342,738; December 31, 2019: $232,995)	$450,257	$277,466
Palladium (cost: December 31, 2020: $63,094; December 31, 2019: $33,834)	111,729	69,790
Platinum (cost: December 31, 2020: $31,656; December 31, 2019: $25,022)	33,967	23,251
Silver (cost: December 31, 2020: $165,638; December 31, 2019: $115,243)	231,645	121,199
Total investment in Bullion	827,598	491,706
Bullion receivable	14,684	7,620
Total assets	842,282	499,326

LIABILITIES
Fees payable to Sponsor	414	248
Total liabilities	414	248

NET ASSETS(1)	$841,868	$499,078

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2020 were 8,600,000 and at December 31, 2019 were 6,550,000. Net asset values per Share at December 31, 2020 and December 31, 2019 were $97.89 and $76.20, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments

At December 31, 2020 and 2019

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	238,534.2	$342,738	$450,257	53.48%
Palladium	47,706.9	63,094	111,729	13.27%
Platinum	31,804.5	31,656	33,967	4.03%
Silver	8,746,254.5	165,638	231,645	27.52%
Total investment in Bullion	9,064,300.1	$603,126	$827,598	98.30%
Other assets less liabilities			14,270	1.70%
Net Assets			$841,868	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	183,176.5	$232,995	$277,466	55.60%
Palladium	36,635.0	33,834	69,790	13.98%
Platinum	24,423.3	25,022	23,251	4.66%
Silver	6,716,468.5	115,243	121,199	24.28%
Total investment in Bullion	6,960,703.3	$407,094	$491,706	98.52%
Other assets less liabilities			7,372	1.48%
Net Assets			$499,078	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations

For the years ended December 31, 2020, 2019, and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$3,821	$2,404	$2,133
Total expenses	3,821	2,404	2,133
Net investment loss	(3,821)	(2,404)	(2,133)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	815	196	13
Realized gain on Bullion distributed for the redemption of Shares	4,680	1,807	115
Change in unrealized gain / (loss) on investment in Bullion	139,888	76,595	(7,670)
Total gain / (loss) on investment in Bullion	145,383	78,598	(7,542)

Change in net assets from operations	$141,562	$76,194	$(9,675)

Net increase / (decrease) in net assets per Share	$19.53	$13.11	$(1.70)

Weighted average number of Shares	7,247,814	5,811,918	5,700,685

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Changes in Net Assets

For the years ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	6,550,000	$499,078
Net investment loss		(3,821)
Realized gain on investment in Bullion		5,495
Change in unrealized gain on investment in Bullion		139,860
Change in unrealized gain on unsettled creations		28
Creations	2,600,000	241,531
Redemptions	(550,000)	(40,303)
Closing balance at December 31, 2020	8,600,000	$841,868

	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	5,700,000	$359,264
Net investment loss		(2,404)
Realized gain on investment in Bullion		2,003
Change in unrealized gain on investment in Bullion		76,595
Creations	1,300,000	93,189
Redemptions	(450,000)	(29,569)
Closing balance at December 31, 2019	6,550,000	$499,078

	Year Ended December 31, 2018
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	5,600,000	$361,932
Net investment loss		(2,133)
Realized gain on investment in Bullion		128
Change in unrealized (loss) on investment in Bullion		(7,670)
Creations	1,100,000	69,065
Redemptions	(1,000,000)	(62,058)
Closing balance at December 31, 2018	5,700,000	$359,264

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights

For the years ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$76.20	$63.03	$64.63
Income from investment operations:
Net investment loss	(0.53)	(0.41)	(0.37)
Total realized and unrealized gains or losses on investment in Bullion	22.22	13.58	(1.23)
Change in net assets from operations	21.69	13.17	(1.60)

Net asset value per Share at end of period	$97.89	$76.20	$63.03

Weighted average number of Shares	7,247,814	5,811,918	5,700,685

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	28.46%	20.89%	(2.48)%

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements

1.    Organization

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”) is a common law trust formed on October 18, 2010 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold, palladium, platinum and silver in set ratios (together, “Bullion”) and issues Aberdeen Standard Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2020, approximately 1.08% of the Trust’s palladium and 1.07% of the Trust’s platinum was held by one or more sub-custodians. At December 31, 2020, none of the Trust's gold or silver was held by a sub-custodian.

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

The IBA conducts an electronic, over-the-counter silver auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by major market vendors (the “LBMA Silver Price”). The LBMA Silver Price is established by the nine LBMA authorized bullion banks and market makers participating in the auction and disseminated by major market vendors. Prior to October 2, 2017, the LBMA Silver Price auction was operated by CME Group Inc. and Refinitiv. The “London Metal Price” for silver held by the Trust is the LBMA Silver Price.

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

The investment in Bullion is classified as a level 1 asset, as the Trust’s investment in Bullion is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2020	December 31, 2019

Level 1
Investment in Bullion	$827,598	$491,706

Based on its continuous assessment of the valuation techniques and inputs used to value the Trust's Bullion, the Sponsor determined that the inputs used in determining the value of the Trust's Bullion are more representative of Level 1 inputs, rather than Level 2 inputs. Therefore, all of the Trust's Bullion was transferred from Level 2 to Level 1 at December 31, 2020. The December 31, 2019 information has been reclassified to level 1 for comparative purposes.

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At December 31, 2020, the Trust had $14,683,986 of Bullion receivable for the creation of shares and no Bullion payable for the redemption of Shares. At December 31, 2019, the Trust had $7,619,507 of Bullion receivable for the creation of shares and no Bullion payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2020 and December 31, 2019.

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the years ended December 31, 2020 and 2019 are set out below:

		Year Ended December 31, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	183,176.5	36,635.0	24,423.3	6,716,468.5	6,960,703.3
Creations	72,154.9	14,431.1	9,620.7	2,645,677.0	2,741,883.7
Redemptions	(15,590.6)	(3,117.9)	(2,078.6)	(571,654.6)	(592,441.7)
Transfers of Bullion to pay expenses	(1,206.6)	(241.3)	(160.9)	(44,236.4)	(45,845.2)
Closing balance	238,534.2	47,706.9	31,804.5	8,746,254.5	9,064,300.1

Investment in Bullion
Opening balance	$277,466	$69,790	$23,251	$121,199	$491,706
Creations	131,695	32,872	8,907	61,021	234,495
Redemptions	(24,805)	(5,947)	(1,498)	(8,053)	(40,303)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,472	2,609	(612)	(1,789)	4,680
Transfers of Bullion to pay expenses	(2,112)	(537)	(136)	(870)	(3,655)
Realized gain / (loss) on Bullion transferred to pay expenses	492	263	(27)	87	815
Change in unrealized gain / (loss) on investment in Bullion	63,049	12,679	4,082	60,050	139,860
Closing balance	$450,257	$111,729	$33,967	$231,645	$827,598

		Year Ended December 31, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	162,854.5	32,570.6	21,713.7	5,971,327.0	6,188,465.8
Creations	34,136.6	6,827.3	4,551.5	1,251,676.2	1,297,191.6
Redemptions	(12,829.1)	(2,565.8)	(1,710.5)	(470,400.0)	(487,505.4)
Transfers of Bullion to pay expenses	(985.5)	(197.1)	(131.4)	(36,134.7)	(37,448.7)
Closing balance	183,176.5	36,635.0	24,423.3	6,716,468.5	6,960,703.3

Investment in Bullion
Opening balance	$208,722	$41,137	$17,241	$92,347	$359,447
Creations	49,398	10,835	4,062	21,274	85,569
Redemptions	(17,079)	(3,765)	(1,412)	(7,313)	(29,569)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,217	1,723	(379)	(754)	1,807
Transfers of Bullion to pay expenses	(1,354)	(295)	(112)	(578)	(2,339)
Realized gain / (loss) on Bullion transferred to pay expenses	130	132	(25)	(41)	196
Change in unrealized gain / (loss) on investment in Bullion	36,432	20,023	3,876	16,264	76,595
Closing balance	$277,466	$69,790	$23,251	$121,199	$491,706

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

For the years ended December 31, 2020, 2019 and 2018, the Sponsor’s Fee was $3,821,435, $2,403,544 and $2,132,987, respectively.

At December 31, 2020 and at December 31, 2019, the fees payable to the Sponsor were $414,184 and $248,496, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2020, 2019 and 2018.

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

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC

Date: February 26, 2021	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.