Form 10-Q
period 2021-03-31
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2021-05-07
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes   ☒ No

As of May 5, 2021, Aberdeen Standard Precious Metals Basket ETF Trust had 9,850,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: March 31, 2021: $397,755; December 31, 2020: $342,738)	$450,444	$450,257
Palladium (cost: March 31, 2021: $78,700; December 31, 2020: $63,094)	139,844	111,729
Platinum (cost: March 31, 2021: $36,025; December 31, 2020: $31,656)	41,980	33,967
Silver (cost: March 31, 2021: $195,246; December 31, 2020: $165,638)	234,405	231,645
Total investment in Bullion	866,673	827,598
Bullion receivable	9,167	14,684
Total assets	875,840	842,282

LIABILITIES
Fees payable to Sponsor	440	414
Total liabilities	440	414

NET ASSETS(1)	$875,400	$841,868

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2021 were 9,550,000 and at December 31, 2020 were 8,600,000. Net asset values per Share at March 31, 2021 and December 31, 2020 were $91.66 and $97.89, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	266,369.4	$397,755	$450,444	51.45%
Palladium	53,273.9	78,700	139,844	15.97%
Platinum	35,515.9	36,025	41,980	4.80%
Silver	9,766,878.7	195,246	234,405	26.78%
Total investment in Bullion	10,122,037.9	$707,726	$866,673	99.00%
Other assets less liabilities			8,727	1.00%
Net Assets			$875,400	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	238,534.2	$342,738	$450,257	53.48%
Palladium	47,706.9	63,094	111,729	13.27%
Platinum	31,804.5	31,656	33,967	4.03%
Silver	8,746,254.5	165,638	231,645	27.52%
Total investment in Bullion	9,064,300.1	$603,126	$827,598	98.30%
Other assets less liabilities			14,270	1.70%
Net Assets			$841,868	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,285	$796
Total expenses	1,285	796

Net investment loss	(1,285)	(796)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	308	150
Realized gain on Bullion distributed for the redemption of Shares	8,695	1,351
Change in unrealized (loss) on investment in Bullion	(65,524)	(8,769)
Change in unrealized (loss) on unsettled creations	(28)	—
Total gain/(loss) on investment in Bullion	(56,549)	(7,268)

Change in net assets from operations	$(57,834)	$(8,064)

Net increase / (decrease) in net assets per Share	$(6.34)	$(1.20)

Weighted average number of Shares	9,125,000	6,742,857

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	8,600,000	$841,868
Net investment loss		(1,285)
Realized gain on investment in Bullion		9,003
Change in unrealized (loss) on investment in Bullion		(65,524)
Change in unrealized (loss) on unsettled creations		(28)
Creations	1,350,000	129,519
Redemptions	(400,000)	(38,153)
Closing balance at March 31, 2021	9,550,000	$875,400

	Three Months Ended March 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	6,550,000	$499,078
Net investment loss		(796)
Realized gain on investment in Bullion		1,501
Change in unrealized (loss) on investment in Bullion		(8,769)
Creations	650,000	53,465
Redemptions	(300,000)	(20,749)
Closing balance at March 31, 2020	6,900,000	$523,730

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$97.89	$76.20
Income from investment operations:
Net investment loss	(0.14)	(0.12)
Total realized and unrealized gains or losses on investment in Bullion	(6.09)	(0.18)
Change in net assets from operations	(6.23)	(0.30)

Net asset value per Share at end of period	$91.66	$75.90

Weighted average number of Shares	9,125,000	6,742,857

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	(6.36)%	(0.39)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

1.	Organization

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”) is a common law trust formed on October 18, 2010 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold, palladium, platinum and silver in set ratios such that for every 0.03 ounces of gold it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium (together, “Bullion”). The Trust issues Aberdeen Standard Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2.2.	Valuation of Bullion (continued)

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2021, approximately 0.96% of the Trust’s palladium and 0.96% of the Trust’s platinum was held by one or more sub-custodians. At March 31, 2021 none of the Trust’s gold or silver was held by a sub-custodian.

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

The per Share amount of Bullion exchanged for a purchase or redemption is calculated daily by the Trustee using the London Metal Price for each metal held by the Trust to calculate the Bullion amount in respect of any liabilities for which covering Bullion sales have not yet been made, and represents the per Share amount of Bullion held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2.2.	Valuation of Bullion (continued)

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

The Trust's investment in Bullion is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2021	December 31, 2020

Level 1
Investment in Bullion	$866,673	$827,598

There were no transfers between levels during the three months ended March 31, 2021. The Trust’s Bullion was transferred from Level 2 to Level 1 at December 31, 2020.

2.3.	Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At March 31, 2021, the Trust had $9,166,488 of Bullion receivable for the creation of shares and no Bullion payable for the redemption of Shares. At December 31, 2020, the Trust had $14,683,986 of Bullion receivable for the creation of shares and no Bullion payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2021 and December 31, 2020.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2.6.	Investment in Bullion

Changes in ounces of Bullion and their respective values for the three months ended March 31, 2021 and 2020 are set out below:

Notes to the Financial Statements (Unaudited)

		Three Months Ended March 31, 2021
(Amounts in 000’s of US$, except for ounces data)

Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	238,534.2	47,706.9	31,804.5	8,746,254.5	9,064,300.1
Creations	39,483.2	7,896.6	5,264.4	1,447,716.8	1,500,361.0
Redemptions	(11,282.4)	(2,256.5)	(1,504.3)	(413,687.2)	(428,730.4)
Transfers of Bullion to pay expenses	(365.6)	(73.1)	(48.7)	(13,405.4)	(13,892.8)
Closing balance	266,369.4	53,273.9	35,515.9	9,766,878.7	10,122,037.9

Investment in Bullion
Opening balance	$450,257	$111,729	$33,967	$231,645	$827,598
Creations	72,200	18,918	5,926	37,964	135,008
Redemptions	(20,700)	(5,348)	(1,641)	(10,464)	(38,153)
Realized gain on Bullion distributed for the redemption of Shares	4,055	2,139	131	2,370	8,695
Transfers of Bullion to pay expenses	(677)	(167)	(53)	(362)	(1,259)
Realized gain on Bullion transferred to pay expenses	139	64	5	100	308
Change in unrealized gain / (loss) on investment in Bullion	(54,830)	12,509	3,645	(26,848)	(65,524)
Closing balance	$450,444	$139,844	$41,980	$234,405	$866,673

	Three Months Ended March 31, 2020
(Amounts in 000’s of US$, except for ounces data)

Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	183,176.5	36,635.0	24,423.3	6,716,468.5	6,960,703.3
Creations	21,272.9	4,254.6	2,836.4	780,005.0	808,368.9
Redemptions	(8,506.4)	(1,701.3)	(1,134.2)	(311,901.7)	(323,243.6)
Transfers of Bullion to pay expenses	(277.5)	(55.5)	(37.0)	(10,175.6)	(10,545.6)
Closing balance	195,665.5	39,132.8	26,088.5	7,174,396.2	7,435,283.0

Investment in Bullion
Opening balance	$277,466	$69,790	$23,251	$121,199	$491,706
Creations	34,157	10,443	2,637	13,848	61,085
Redemptions	(12,944)	(2,862)	(786)	(4,157)	(20,749)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,871	1,058	(366)	(1,212)	1,351
Transfers of Bullion to pay expenses	(434)	(135)	(32)	(172)	(773)
Realized gain / (loss) on Bullion transferred to pay expenses	78	81	(6)	(3)	150
Change in unrealized gain / (loss) on investment in Bullion	14,622	11,905	(5,732)	(29,564)	(8,769)
Closing balance	$314,816	$90,280	$18,966	$99,939	$524,001

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2.7.	Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of Bullion to the Sponsor.

The Trust will transfer Bullion to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.60% of the adjusted daily net asset value (“ANAV”) of the Trust, paid monthly in arrears.

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

For the three months ended March 31, 2021 and 2020, the Sponsor’s Fee was $1,285,328 and $795,664, respectively.

At March 31, 2021 and at December 31, 2020, the fees payable to the Sponsor were $439,546 and $414,184, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2021 and 2020.

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

The Trust holds Bullion (consisting of gold, silver, platinum, palladium in specified proportions) and is expected to issue Baskets in exchange for deposits of Bullion and to distribute Bullion in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, silver, platinum and palladium in the proportions held by the Trust, less the Trust’s expenses. The Trust holds Bullion in a ratio such that for every 0.03 ounces of gold it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in Bullion.

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion and only in aggregations of 50,000 Shares, or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “GLTR”.

Valuation of Gold and Computation of Net Asset Value

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

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

The Quarter Ended March 31, 2021

The Trust’s NAV increased from $841,868,238 at December 31, 2020 to $875,399,804 at March 31, 2021, a 3.98% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 8,600,000 Shares at December 31, 2020 to 9,550,000 Shares at March 31, 2021, as a result of 1,350,000 Shares (27 Baskets) being created and 400,000 Shares (8 Baskets) being redeemed. There was, however, a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which declined 6.23% from $104.09 at December 31, 2020 to $97.61 at March 31, 2021.

The NAV per Share decreased 6.36% from $97.89 at December 31, 2020 to $91.66 at March 31, 2021. The Trust’s NAV per Share fell slightly more than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,285,328 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $101.09 at January 4, 2021 was the highest during the quarter, compared with a low of $90.96 at March 8, 2021.

The decrease in net assets from operations for the quarter ended March 31, 2021 was $57,834,143, resulting from a realized gain of $308,277 on the transfer of Bullion to pay expenses and a realized gain of $8,695,199 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $65,524,358, a change in unrealized loss on unsettled creations of $27,933 and the Sponsor’s Fee of $1,285,328. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2021.

The Quarter Ended March 31, 2020

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2021, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Refer to Note 2 to the Financial Statements for further information on accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2021:

27 Baskets were created.

8 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Palladium	Platinum	Silver
January 2021	8	400,000	0.028	0.006	0.004	1.034
February 2021	—	—	—	—	—	—
March 2021	—	—	—	—	—	—
	8	400,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 7, 2021	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.