Form 10-Q
period 2021-06-30
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2021-08-06
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34917

 ________________________________

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐  Yes    ☒  No

As of August 4, 2021, Aberdeen Standard Precious Metals Basket ETF Trust had 11,450,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: June 30, 2021: $458,313; December 31, 2020: $342,738)	$528,482	$450,257
Palladium (cost: June 30, 2021: $97,279; December 31, 2020: $63,094)	162,278	111,729
Platinum (cost: June 30, 2021: $41,265; December 31, 2020: $31,656)	42,323	33,967
Silver (cost: June 30, 2021: $227,942; December 31, 2020: $165,638)	283,167	231,645
Total investment in Bullion	1,016,250	827,598
Bullion receivable	4,769	14,684
Total assets	1,021,019	842,282

LIABILITIES
Fees payable to Sponsor	493	414
Total liabilities	493	414

NET ASSETS(1)	$1,020,526	$841,868

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2021 were 10,700,000 and at December 31, 2020 were 8,600,000. Net asset values per Share at June 30, 2021 and December 31, 2020 were $95.38 and $97.89, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	299,737.5	$458,313	$528,482	51.78%
Palladium	59,947.5	97,279	162,278	15.90%
Platinum	39,965.0	41,265	42,323	4.15%
Silver	10,990,374.3	227,942	283,167	27.75%
Total investment in Bullion	11,390,024.3	$824,799	$1,016,250	99.58%
Other assets less liabilities			4,276	0.42%
Net Assets			$1,020,526	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	238,534.2	$342,738	$450,257	53.48%
Palladium	47,706.9	63,094	111,729	13.27%
Platinum	31,804.5	31,656	33,967	4.03%
Silver	8,746,254.5	165,638	231,645	27.52%
Total investment in Bullion	9,064,300.1	$603,126	$827,598	98.30%
Other assets less liabilities			14,270	1.70%
Net Assets			$841,868	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,474	$804	$2,759	$1,599
Total expenses	1,474	804	2,759	1,599

Net investment loss	(1,474)	(804)	(2,759)	(1,599)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	309	129	617	279
Realized gain on Bullion distributed for the redemption of Shares	—	3,329	8,695	4,680
Change in unrealized gain / (loss) on investment in Bullion	32,504	41,506	(33,021)	32,737
Change in unrealized (loss) on unsettled creations or redemptions	—	—	(28)	—
Total gain/(loss) on investment in Bullion	32,813	44,964	(23,737)	37,696

Change in net assets from operations	$31,339	$44,160	$(26,496)	$36,097

Net increase / (decrease) in net assets per Share	$3.12	$6.56	$(2.76)	$5.36

Weighted average number of Shares	10,039,560	6,735,714	9,584,807	6,739,286

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	9,550,000	$875,400	6,900,000	$523,730
Net investment loss		(1,474)		(804)
Realized gain on investment in Bullion		309		3,458
Change in unrealized gain on investment in Bullion		32,504		41,506
Creations	1,150,000	113,787	100,000	7,925
Redemptions	—	—	(250,000)	(19,554)
Closing balance	10,700,000	$1,020,526	6,750,000	$556,261

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	8,600,000	$841,868	6,550,000	$499,078
Net investment loss		(2,759)		(1,599)
Realized gain on investment in Bullion		9,312		4,959
Change in unrealized (loss)/gain on investment in Bullion		(33,021)		32,737
Change in unrealized (loss) on unsettled creations or redemptions		(28)		—
Creations	2,500,000	243,307	750,000	61,389
Redemptions	(400,000)	(38,153)	(550,000)	(40,303)
Closing balance	10,700,000	$1,020,526	6,750,000	$556,261

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$91.66	$75.90	$97.89	$76.20
Income from investment operations:
Net investment loss	(0.15)	(0.12)	(0.29)	(0.24)
Total realized and unrealized gains or losses on investment in Bullion	3.87	6.63	(2.22)	6.45
Change in net assets from operations	3.72	6.51	(2.51)	6.21

Net asset value per Share at end of period	$95.38	$82.41	$95.38	$82.41

Weighted average number of Shares	10,039,560	6,735,714	9,584,807	6,739,286

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	4.06%	8.58%	(2.56)%	8.15%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

1.    Organization

The Aberdeen Standard Precious Metals Basket ETF Trust (the “Trust”) is a common law trust formed on October 18, 2010 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold, palladium, platinum and silver in set ratios such that for every 0.03 ounces of gold it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium (together, "Bullion"). The Trust issues Aberdeen Standard Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

Effective June 25, 2021, Christopher Demetriou resigned as President and Chief Executive Officer of the Sponsor. Mr. Demetriou had served as Principal Executive Officer of the Registrant. Effective June 25, 2021, Steven Dunn was appointed President and Chief Executive Officer of the Sponsor. Mr. Dunn will serve as Principal Executive Officer of the Registrant.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

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

The Trust’s Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The Trust’s allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2021, approximately 0.86% of the Trust’s palladium, 0.85% of the Trust’s platinum and 21.73% of the Trust’s silver was held by one or more sub-custodians. At June 30, 2021 none of the Trust’s gold was held by a sub-custodian.

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

The Trust’s investment in Bullion is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2021	December 31, 2020
Level 1
Investment in Bullion	$1,016,250	$827,598

There were no transfers between levels during the three months ended June 30, 2021.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At June 30, 2021, the Trust had $4,768,810 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares. At December 31, 2020, the Trust had $14,683,986 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares.

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

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2021 or December 31, 2020.

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and six months ended June 30, 2021 and 2020 are set out below:

	Three Months Ended June 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	266,369.4	53,273.9	35,515.9	9,766,878.7	10,122,037.9
Creations	33,781.3	6,756.2	4,504.2	1,238,644.3	1,283,686.0
Redemptions	—	-	-	-	-
Transfers of Bullion to pay expenses	(413.2)	(82.6)	(55.1)	(15,148.7)	(15,699.6)
Closing balance	299,737.5	59,947.5	39,965.0	10,990,374.3	11,390,024.3

Investment in Bullion
Opening balance	$450,444	$139,844	$41,980	$234,405	$866,673
Creations	61,180	18,705	5,297	33,003	118,185
Redemptions	-	-	-	-	-
Realized gain on Bullion distributed for the redemption of Shares	-	-	-	-	-
Transfers of Bullion to pay expenses	(735)	(226)	(67)	(393)	(1,421)
Realized gain on Bullion transferred to pay expenses	113	100	11	85	309
Change in unrealized gain / (loss) on investment in Bullion	17,480	3,855	(4,898)	16,067	32,504
Closing balance	$528,482	$162,278	$42,323	$283,167	$1,016,250

	Three Months Ended June 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	195,665.4	39,133.1	26,088.7	7,174,396.5	7,435,283.7
Creations	2,832.2	566.4	377.6	103,848.8	107,625.0
Redemptions	(7,084.2)	(1,416.8)	(944.6)	(259,753.0)	(269,198.6)
Transfers of Bullion to pay expenses	(292.3)	(58.5)	(38.9)	(10,718.4)	(11,108.1)
Closing balance	191,121.1	38,224.2	25,482.8	7,007,773.9	7,262,602.0

Investment in Bullion
Opening balance	$314,816	$90,280	$18,966	$99,939	$524,001
Creations	4,844	1,079	302	1,700	7,925
Redemptions	(11,861)	(3,085)	(712)	(3,896)	(19,554)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,602	1,551	(247)	(577)	3,329
Transfers of Bullion to pay expenses	(486)	(125)	(29)	(161)	(801)
Realized gain / (loss) on Bullion transferred to pay expenses	103	58	(9)	(23)	129
Change in unrealized gain / (loss) on investment in Bullion	27,903	(16,941)	2,472	28,072	41,506
Closing balance	$337,921	$72,817	$20,743	$125,054	$556,535

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

	Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	238,534.2	47,706.9	31,804.5	8,746,254.5	9,064,300.1
Creations	73,264.5	14,652.9	9,768.6	2,686,361.1	2,784,047.1
Redemptions	(11,282.4)	(2,256.5)	(1,504.3)	(413,687.2)	(428,730.4)
Transfers of Bullion to pay expenses	(778.8)	(155.8)	(103.8)	(28,554.1)	(29,592.5)
Closing balance	299,737.5	59,947.5	39,965.0	10,990,374.3	11,390,024.3

Investment in Bullion
Opening balance	$450,257	$111,729	$33,967	$231,645	$827,598
Creations	133,380	37,623	11,224	70,967	253,194
Redemptions	(20,700)	(5,348)	(1,641)	(10,464)	(38,153)
Realized gain on Bullion distributed for the redemption of Shares	4,055	2,139	131	2,370	8,695
Transfers of Bullion to pay expenses	(1,412)	(393)	(120)	(755)	(2,680)
Realized gain on Bullion transferred to pay expenses	252	164	16	185	617
Change in unrealized (loss) / gain on investment in Bullion	(37,350)	16,364	(1,254)	(10,781)	(33,021)
Closing balance	$528,482	$162,278	$42,323	$283,167	$1,016,250

Six Months Ended June 30, 2020

(Amounts in 000's of US$, except for ounces data)

Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	183,176.5	36,635.0	24,423.3	6,716,468.5	6,960,703.3
Creations	24,105.1	4,821.3	3,214.0	883,853.8	915,994.2
Redemptions	(15,590.6)	(3,118.1)	(2,078.7)	(571,654.6)	(592,442.0)
Transfers of Bullion to pay expenses	(569.9)	(114.0)	(75.8)	(20,893.8)	(21,653.5)
Closing balance	191,121.1	38,224.2	25,482.8	7,007,773.9	7,262,602.0

Investment in Bullion
Opening balance	$277,466	$69,790	$23,251	$121,199	$491,706
Creations	39,000	11,521	2,940	15,549	69,010
Redemptions	(24,805)	(5,947)	(1,498)	(8,053)	(40,303)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,473	2,608	(612)	(1,789)	4,680
Transfers of Bullion to pay expenses	(920)	(259)	(62)	(333)	(1,574)
Realized gain / (loss) on Bullion transferred to pay expenses	181	141	(16)	(27)	279
Change in unrealized gain / (loss) on investment in Bullion	42,526	(5,037)	(3,260)	(1,492)	32,737
Closing balance	$337,921	$72,817	$20,743	$125,054	$556,535

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

For the three months ended June 30, 2021 and 2020, the Sponsor’s Fee was $1,473,939 and $803,707, respectively.  For the six months ended June 30, 2021 and 2020, the Sponsor’s Fee was $2,759,267 and $1,599,371, respectively.  .

At June 30, 2021 and at December 31, 2020, the fees payable to the Sponsor were $493,197 and $414,184, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2021 and 2020.

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

The Quarter Ended June 30, 2021

The Trust’s NAV increased from $875,399,804 at March 31, 2021 to $1,020,525,545 at June 30, 2021, a 16.58% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 9,550,000 Shares at March 31, 2021 to 10,700,000 Shares at June 30, 2021, as a result of 1,150,000 Shares (23 Baskets) being created and no Shares (0 Baskets) being redeemed during the quarter. There was also an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 4.20% from $97.61 at March 31, 2021 to $101.71 at June 30, 2021.

The NAV per Share increased 4.06% from $91.66 at March 31, 2021 to $95.38 at June 30, 2021. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,473,939 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $102.92 at June 1, 2021 was the highest during the quarter, compared with a low of $93.12 at April 5, 2021.

The increase in net assets from operations for the quarter ended June 30, 2021 was $31,338,477, resulting from a realized gain of $308,803 on the transfer of Bullion to pay expenses and a change in unrealized gain on investment in Bullion of $32,503,612, offset by the Sponsor’s Fee of $1,473,939. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2021.

The Six Months Ended June 30, 2021

The Trust’s NAV increased from $841,868,238 at December 31, 2020 to $1,020,525,545 at June 30, 2021, a 21.22% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 8,600,000 Shares at December 31, 2020 to 10,700,000 Shares at June 30, 2021, a result of 2,500,000 Shares (50 Baskets) being created and 400,000 Shares (8 Baskets) being redeemed during the period. There was a decrease in the Proportionate Price which fell 2.29% from $104.09 at December 31, 2020 to $101.71 at June 30, 2021.

The NAV per Share decreased 2.56% from $97.89 at December 31, 2020 to $95.38 at June 30, 2021. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $2,759,267 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $102.92 at June 1, 2021 was the highest during the period, compared with a low of $90.96 at March 8, 2021.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

The decrease in net assets from operations for the period ended June 30, 2021 was $26,495,666, resulting from a realized gain of $617,080 on the transfer of Bullion to pay expenses and a realized gain of $8,695,200 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $33,020,746, a change in unrealized loss on unsettled creations of $27,933 and the Sponsor’s Fee of $2,759,267. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2021.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2021, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2021:

23 Baskets were created.

0 Baskets were redeemed.

Average ounces of Bullion per Share
Period	Total Baskets Redeemed	Total Shares Redeemed	Gold	Palladium	Platinum	Silver
April 2021	—	—	—	—	—	—
May 2021	—	—	—	—	—	—
June 2021	—	—	—	—	—	—
	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 6, 2021	/s/ Steven Dunn
Steven Dunn*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*   The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.

