Form 10-Q
period 2021-09-30
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2021-11-05
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34917

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Precious Metals Basket Shares ETF	GLTR	NYSE Arca

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

As of November 3, 2021, Aberdeen Standard Precious Metals Basket ETF Trust had 11,000,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: September 30, 2021: $482,802; December 31, 2020: $342,738)	$543,637	$450,257
Palladium (cost: September 30, 2021: $106,024; December 31, 2020: $63,094)	118,472	111,729
Platinum (cost: September 30, 2021: $43,068; December 31, 2020: $31,656)	40,052	33,967
Silver (cost: September 30, 2021: $241,054; December 31, 2020: $165,638)	246,193	231,645
Total investment in Bullion	948,354	827,598
Bullion receivable	—	14,684
Total assets	948,354	842,282

LIABILITIES
Fees payable to Sponsor	472	414
Total liabilities	472	414

NET ASSETS(1)	$947,882	$841,868

(1)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2021 were 11,100,000 and at December 31, 2020 were 8,600,000. Net asset values per Share at September 30, 2021 and December 31, 2020 were $85.39 and $97.89, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Schedules of Investments

At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	311,932.9	$482,802	$543,637	57.35%
Palladium	62,386.6	106,024	118,472	12.50%
Platinum	41,591.1	43,068	40,052	4.23%
Silver	11,437,540.1	241,054	246,193	25.97%
Total investment in Bullion	11,853,450.7	$872,948	$948,354	100.05%
Less liabilities			(472)	(0.05)%
Net Assets			$947,882	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	238,534.2	$342,738	$450,257	53.48%
Palladium	47,706.9	63,094	111,729	13.27%
Platinum	31,804.5	31,656	33,967	4.03%
Silver	8,746,254.5	165,638	231,645	27.52%
Total investment in Bullion	9,064,300.1	$603,126	$827,598	98.30%
Other assets less liabilities			14,270	1.70%
Net Assets			$841,868	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,574	$1,035	$4,334	$2,634
Total expenses	1,574	1,035	4,334	2,634

Net investment loss	(1,574)	(1,035)	(4,334)	(2,634)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	295	243	912	522
Realized gain on Bullion distributed for the redemption of Shares	4,716	—	13,411	4,680
Change in unrealized (loss) / gain on investment in Bullion	(116,045)	77,619	(149,066)	110,356
Change in unrealized (loss) on unsettled creations or redemptions	—	—	(28)	—
Total (loss)/gain on investment in Bullion	(111,034)	77,862	(134,771)	115,558

Change in net assets from operations	$(112,608)	$76,827	$(139,105)	$112,924

Net increase / (decrease) in net assets per Share	$(10.07)	$10.50	$(13.74)	$16.29

Weighted average number of Shares	11,183,696	7,319,022	10,123,626	6,933,942

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	10,700,000	$1,020,526	6,750,000	$556,261
Net investment loss		(1,574)		(1,035)
Realized gain on investment in Bullion		5,011		243
Change in unrealized (loss)/gain on investment in Bullion		(116,045)		77,619
Creations	750,000	72,203	1,200,000	117,611
Redemptions	(350,000)	(32,239)	—	—
Closing balance	11,100,000	$947,882	7,950,000	$750,699

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	8,600,000	$841,868	6,550,000	$499,078
Net investment loss		(4,334)		(2,634)
Realized gain on investment in Bullion		14,323		5,202
Change in unrealized (loss)/gain on investment in Bullion		(149,066)		110,356
Change in unrealized (loss) on unsettled creations or redemptions		(28)		—
Creations	3,250,000	315,511	1,950,000	179,000
Redemptions	(750,000)	(70,392)	(550,000)	(40,303)
Closing balance	11,100,000	$947,882	7,950,000	$750,699

See Notes to the Financial Statements

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$95.38	$82.41	$97.89	$76.20
Income from investment operations:
Net investment loss	(0.14)	(0.14)	(0.43)	(0.38)
Total realized and unrealized gains or losses on investment in Bullion	(9.85)	12.16	(12.07)	18.61
Change in net assets from operations	(9.99)	12.02	(12.50)	18.23

Net asset value per Share at end of period	$85.39	$94.43	$85.39	$94.43

Weighted average number of Shares	11,183,696	7,319,022	10,123,626	6,933,942

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(10.47)%	14.59%	(12.77)%	23.92%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

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

The Trust’s Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The Trust’s allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2021, approximately 0.82% of the Trust’s palladium, 0.82% of the Trust’s platinum and 26.14% of the Trust’s silver was held by one or more sub-custodians. At September 30, 2021 none of the Trust’s gold was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2021	December 31, 2020

Level 1
Investment in Bullion	$948,354	$827,598

There were no transfers between levels during the nine months ended September 30, 2021.

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At September 30, 2021, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2020, the Trust had $14,683,986 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2021 or December 31, 2020.

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

Notes to the Financial Statements (Unaudited)

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and nine months ended September 30, 2021 and 2020 are set out below:

	Three Months Ended September 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	299,737.5	59,947.5	39,965.0	10,990,374.3	11,390,024.3
Creations	22,497.2	4,499.4	2,999.6	824,898.7	854,894.9
Redemptions	(9,835.0)	(1,967.0)	(1,311.0)	(360,618.1)	(373,731.1)
Transfers of Bullion to pay expenses	(466.8)	(93.3)	(62.5)	(17,114.8)	(17,737.4)
Closing balance	311,932.9	62,386.6	41,591.1	11,437,540.1	11,853,450.7

Investment in Bullion
Opening balance	$528,482	$162,278	$42,323	$283,167	$1,016,250
Creations	40,431	12,245	3,225	21,071	76,972
Redemptions	(17,506)	(4,702)	(1,309)	(8,722)	(32,239)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,283	1,359	(48)	1,122	4,716
Transfers of Bullion to pay expenses	(835)	(255)	(66)	(439)	(1,595)
Realized gain on Bullion transferred to pay expenses	116	98	1	80	295
Change in unrealized loss on investment in Bullion	(9,334)	(52,551)	(4,074)	(50,086)	(116,045)
Closing balance	$543,637	$118,472	$40,052	$246,193	$948,354

	Three Months Ended September 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	191,121.1	38,224.2	25,482.8	7,007,773.9	7,262,602.0
Creations	33,932.8	6,786.6	4,524.4	1,244,201.6	1,289,445.4
Redemptions	—	—	—	—	—
Transfers of Bullion to pay expenses	(298.3)	(59.7)	(39.8)	(10,937.3)	(11,335.1)
Closing balance	224,755.6	44,951.1	29,967.4	8,241,038.2	8,540,712.3

Investment in Bullion
Opening balance	$337,921	$72,817	$20,743	$125,054	$556,535
Creations	66,062	14,741	4,190	32,618	117,611
Redemptions	—	—	—	—	—
Realized gain on Bullion distributed for the redemption of Shares	—	—	—	—	—
Transfers of Bullion to pay expenses	(550)	(119)	(34)	(243)	(946)
Realized gain / (loss) on Bullion transferred to pay expenses	149	50	(6)	50	243
Change in unrealized gain on investment in Bullion	20,509	17,472	1,598	38,040	77,619
Closing balance	$424,091	$104,961	$26,491	$195,519	$751,062

	Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	238,534.2	47,706.9	31,804.5	8,746,254.5	9,064,300.1
Creations	95,761.6	19,152.2	12,768.2	3,511,259.8	3,638,941.8
Redemptions	(21,117.4)	(4,223.5)	(2,815.3)	(774,305.3)	(802,461.5)
Transfers of Bullion to pay expenses	(1,245.5)	(249.0)	(166.3)	(45,668.9)	(47,329.7)
Closing balance	311,932.9	62,386.6	41,591.1	11,437,540.1	11,853,450.7

Investment in Bullion
Opening balance	$450,257	$111,729	$33,967	$231,645	$827,598
Creations	173,811	49,868	14,449	92,038	330,166
Redemptions	(38,206)	(10,050)	(2,950)	(19,186)	(70,392)
Realized gain on Bullion distributed for the redemption of Shares	6,338	3,498	83	3,492	13,411
Transfers of Bullion to pay expenses	(2,247)	(648)	(186)	(1,194)	(4,275)
Realized gain on Bullion transferred to pay expenses	368	262	17	265	912
Change in unrealized loss on investment in Bullion	(46,684)	(36,187)	(5,328)	(60,867)	(149,066)
Closing balance	$543,637	$118,472	$40,052	$246,193	$948,354

	Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	183,176.5	36,635.0	24,423.3	6,716,468.5	6,960,703.3
Creations	58,037.9	11,607.9	7,738.4	2,128,055.4	2,205,439.6
Redemptions	(15,590.6)	(3,118.1)	(2,078.7)	(571,654.6)	(592,442.0)
Transfers of Bullion to pay expenses	(868.2)	(173.7)	(115.6)	(31,831.1)	(32,988.6)
Closing balance	224,755.6	44,951.1	29,967.4	8,241,038.2	8,540,712.3

Investment in Bullion
Opening balance	$277,466	$69,790	$23,251	$121,199	$491,706
Creations	105,062	26,262	7,130	48,165	186,619
Redemptions	(24,805)	(5,947)	(1,498)	(8,053)	(40,303)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,473	2,608	(612)	(1,789)	4,680
Transfers of Bullion to pay expenses	(1,470)	(376)	(96)	(576)	(2,518)
Realized gain / (loss) on Bullion transferred to pay expenses	330	190	(22)	24	522
Change in unrealized gain on investment in Bullion	63,035	12,434	(1,662)	36,549	110,356
Closing balance	$424,091	$104,961	$26,491	$195,519	$751,062

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended September 30, 2021 and 2020, the Sponsor’s Fee was $1,574,298 and $1,034,546, respectively.  For the nine months ended September 30, 2021 and 2020, the Sponsor’s Fee was $4,333,565 and $2,633,917, respectively.

At September 30, 2021 and at December 31, 2020, the fees payable to the Sponsor were $472,351 and $414,184, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2021 and 2020.

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

The Quarter Ended September 30, 2021

The Trust’s NAV decreased from $1,020,525,545 at June 30, 2021 to $947,881,649 at September 30, 2021, a 7.12% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 10.32% from $101.71 at June 30, 2021 to $91.21 at September 30, 2021. There was an increase in outstanding Shares, which rose from 10,700,000 Shares at June 30, 2021 to 11,100,000 Shares at September 30, 2021, as a result of 750,000 Shares (15 Baskets) being created and 350,000 Shares (7 Baskets) being redeemed.

The NAV per Share decreased 10.47% from $95.38 at June 30, 2021 to $85.39 at September 30, 2021. The Trust’s NAV per Share fell slightly more than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,574,298 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $98.64 at July 6, 2021 was the highest during the quarter, compared with a low of $85.39 at September 30, 2021.

The decrease in net assets from operations for the quarter ended September 30, 2021 was $112,608,918, resulting from a realized gain of $295,224 on the transfer of Bullion to pay expenses and a realized gain of $4,715,560 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $116,045,404 and the Sponsor’s Fee of $1,574,298. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2021.

The Nine Months Ended September 30, 2021

The Trust’s NAV increased from $841,868,238 at December 31, 2020 to $947,881,649 at September 30, 2021, a 12.59% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 8,600,000 Shares at December 31, 2020 to 11,100,000 Shares at September 30, 2021, a result of 3,250,000 Shares (65 Baskets) being created and 750,000 Shares (15 Baskets) being redeemed during the period. There was a decrease in the Proportionate Price which fell 12.37% from $104.09 at December 31, 2020 to $91.21 at September 30, 2021.

The NAV per Share decreased 12.77% from $97.89 at December 31, 2020 to $85.39 at September 30, 2021. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $4,333,565 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $102.92 at June 1, 2021 was the highest during the period, compared with a low of $85.39 at September 30, 2021.

The decrease in net assets from operations for the period ended September 30, 2021 was $139,104,584, resulting from a realized gain of $912,304 on the transfer of Bullion to pay expenses and a realized gain of $13,410,760 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $149,066,150, a change in unrealized loss on unsettled creations of $27,933 and the Sponsor’s Fee of $4,333,565. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2021.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2021, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Effects of COVID-19

The COVID-19 pandemic has caused major disruptions to economies and markets around the world, including the markets in which the Trust invests, and which has and may continue to negatively impact the value of certain of the Trust’s investments. Although vaccines for COVID-19 and variants thereof are becoming more widely available, the COVID-19 pandemic and impacts thereof may continue for an extended period of time and may vary from market to market. To the extent the impacts of COVID-19 continue, the Trust may experience negative impacts to its business that could exacerbate other risks to which the Trust is subject. Policy and legislative changes in countries around the world are affecting many aspects of financial regulation, and governmental and quasi-governmental authorities and regulators throughout the world have previously responded to serious economic disruptions with a variety of significant fiscal and monetary policy changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2021:

15 Baskets were created.

7 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Palladium	Platinum	Silver
July 2021	1	50,000	0.028	0.006	0.004	1.031
August 2021	5	250,000	0.028	0.006	0.004	1.030
September 2021	1	50,000	0.028	0.006	0.004	1.030
	7	350,000

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
101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PRECIOUS METALS BASKET ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 5, 2021	/s/ Steven Dunn
Steven Dunn*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.