Form 10-K
period 2021-12-31
Aberdeen Standard Precious Metals Basket ETF Trust
filed 2022-03-01
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from___________________________to___________________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2021 as reported by the NYSE Arca, Inc. on that date: $1,032,014,968.

As of February 24, 2022, Aberdeen Standard Precious Metals Basket ETF Trust had 10,950,000 Aberdeen Standard Physical Precious Metals Basket Shares ETF outstanding.

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

The Trust’s Shares at redeemable value increased from $841,868,238 at December 31, 2020 to $970,513,038 at December 31, 2021, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 8,600,000 Shares at December 31, 2020 to 10,900,000 Shares at December 31, 2021.

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

The Sponsor of the registrant maintains an Internet website at www.abrdn.com/us/etf through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding physical Bullion. The Shares offer an investment that:

● Easily Accessible and Relatively Cost Effective. Investors can access the gold, silver, platinum and palladium markets through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use Bullion by using the Shares instead of using the traditional means of purchasing, trading and holding Bullion and for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of physical Bullion.

● Exchange Traded and Transparent. The Shares trade on the NYSE Arca, providing investors with an efficient means to implement various investment strategies. The Shares are eligible for margin accounts and are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Furthermore, the value of the Trust’s holdings are reported on the Trust’s website daily.

● Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or plate or ingot of which is held temporarily to effect a creation or redemption of Shares). Physical bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the Bullion temporarily being held in an unallocated Bullion account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account is not segregated from the Custodian’s assets...” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics published by the World Gold Council in the World Gold Council Gold Survey 2021, central banks are estimated to hold approximately 35,000 tonnes (when used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 20% of existing above-ground stocks. From 2009 to 2019, the European Central Bank and other central banks of Europe operated under a series of four Central Bank Gold Agreements (“CBGA”). The CBGA limited the amount of gold that these banks were allowed to sell for the duration of each agreement, helping to stabilize the gold market. The CBGA had the desired effect, and the gold market has become more balanced, eliminating the need for a formal agreement going forward.

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

World Gold Supply and Demand 2011-2020 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2011 to 2020 and is based on information reported by the World Gold Council.

(tonnes)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Supply
Mine production	2,868	2,882	3,076	3,180	3,222	3,251	3,247	3,332	3,530	3,473
Scrap	1,698	1,700	1,303	1,159	1,180	1,306	1,210	1,178	1,281	1,302
Net Hedging Supply	18	(40)	(39)	108	21	32	(41)	8	(0.7)	(52)
Total Supply	4,584	4,542	4,340	4,447	4,423	4,589	4,416	4,518	4,810	4,723

Demand
Jewelry Fabrication	2,099	2,066	2,726	2,559	2,464	1,953	2,214	2,129	2,122	1,327
Industrial Fabrication	470	432	428	411	376	366	380	391	326	302
Electronics	342	310	306	297	267	264	277	288	262	248
Dental & Medical	43	39	36	34	32	30	29	29	13.9	11.9
Other Industrial	85	84	85	80	76	71	73	74	49.8	42
Net Official Sector	457	544	409	466	443	269	366	536	668	255
Retail Investment	1,617	1,407	1,871	1,162	1,160	1,043	1,028	1,097	871	899
Bars	1,248	1,057	1,444	886	875	786	780	800	579.6	537
Coins	369	350	426	276	284	257	248	297	292	292
Physical Demand	4,643	4,449	5,434	4,598	4,443	3,631	3,988	4,153	3,987	2,783

Physical Surplus/(Deficit)	-59	93	-1,094	-151	-20	958	428	365	823	1,940

ETF Inventory Build	189	279	(879)	(155)	(117)	539	177	59	398	873
Exchange Inventory Build	(6)	(10)	(98)	1	(48)	86	—	(21)	—	—
Net Balance	(242)	(176)	(117)	3	145	333	251	327	425	193

Source: World Gold Council Gold Survey 2021

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 2.40% per annum. Of the three sources of supply, mine production accounts for 73.5% in 2020. Recycled gold volumes have ranged from 1,069 tonnes to 1,637 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. Industrial demand has fluctuated between 8% and 14% of total demand over the past 10 years. Exchange traded product inventory build had seen strong growth through 2012, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. Exchange traded product inventory build has been positive each year from 2016 to 2020. During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Retail coin and bar demand has since tapered off. Investor inflows into ETFs returned in 2016 amid heightened market uncertainty and continued to see 873 tonnes of inflows in 2020.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2011 to December 31, 2021:

Source: Bloomberg abrdn, Inc. Chart data from 12/31/2011 to 12/31/2021.

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The gold price peaked at US$1,950.01 per ounce in January 2021 as the uncertainties regarding the pandemic drove prices higher. 2021 proved to be a volatile year for gold as major market events and continued pandemic uncertainty, coupled with new variants, allowed gold to remain in the investment picture during the year. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2021. Continued low real interest rates, tepid economic growth, and concerns regarding the recovery of the pandemic were key tailwinds for gold that sparked a return of investor interest.

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2021, the identifiable silver bullion inventories are as follows:

Identifiable Silver Bullion Inventories*

Million Ounces	2018	2019	2020	Y/Y
London Vaults	1,137.7	1,162.2	1,080.5	-7%
Comex	293.9	317.2	396.5	25%
SGE	68.5	108.2	130.0	20%
SHFE	35.8	63.2	95.2	51%
Total	1,535.9	1,650.8	1,702.3	3%

* Source: LBMA, Comex, SGE, SHFE.

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

World Silver Supply and Demand 2011-2020

The following table sets forth a summary of the world silver supply and demand for the period from 2011 to 2020 and is based on information reported by the World Silver Survey 2021, published by The Silver Institute.

(in millions of ounces)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Supply
Mine Production	758.3	791.7	823.3	867.8	895.1	888.6	852.1	855.7	836.5	784.4
Net Government Sales	12.0	7.4	7.9	—	—	—	—	—	—	—
Scrap	261.2	253.8	191.0	165.4	141.1	139.7	138.1	151.3	169.9	182.1
Net Hedging Supply	12.2	(47.1)	(34.8)	16.8	7.8	(18.9)	1.4	(2.8)	15.7	8.5
Total Supply	1,043.8	1,005.8	987.4	1,050.0	1,044.0	1,009.4	991.6	1,004.2	1,022.1	975

Demand
Jewelry	191.5	187.4	220.6	226.4	226.7	205.0	209.1	212.5	201.3	148.6
Coins & Bars	212.7	159.7	241.1	234.1	292.1	207.8	151.1	181.2	186.1	200.5
Silverware	47.5	43.8	59.3	61.2	63.2	52.4	58.4	61.1	59.8	32.6
Industrial Fabrication	661.5	600.1	604.6	596.3	583.2	576.8	599.0	578.6	510.9	486.8
Electrical & Electronics	290.8	266.7	266.0	263.9	246.0	233.9	242.9	248.5	230.0	304.3
Brazing Alloys & Solders	63.2	61.1	63.7	66.7	61.5	55.3	57.5	58.0	50.0	44.9
Photography	61.2	54.2	50.5	48.5	46.6	45.2	44.0	39.3	33.7	27.6
Photovoltaic	75.8	58.2	55.9	51.8	59.2	79.3	94.1	80.5	98.7	101.0
Ethylene Oxide	6.2	4.7	7.7	5.0	10.2	10.2	6.9	5.4	4.0	—
Other Industrial	164.2	155.1	160.8	160.6	159.8	152.9	153.7	146.9	94.5	—
ETP Inventory Build	(24.0)	55.3	2.5	1.4	(17.8)	49.8	2.4	(20.3)	81.7	331.1
Exchange Inventory Build	12.2	62.2	8.8	(5.3)	12.6	79.8	6.8	71.2	10.0	7.0
Total Demand	1,101.4	1,108.5	1,136.9	1,114.1	1,160.0	1,171.6	1,026.8	1,084.3	1,049.8	1.684

Net Balance	(57.5)	(102.6)	(149.5)	(64.0)	(116.1)	(162.1)	(35.2)	(80.1)	(27.8)	(709.0)

Source: The Silver Institute - World Silver Survey 2021

The following are some of the main characteristics of the silver market illustrated by the table.

Like gold, silver has also been used as a currency in the past. However, the main difference between gold and silver is that while approximately half of gold demand is used for jewelry, approximately half of silver fabrication demand is used for industrial applications.

New mine production accounts for approximately 80% of total silver supply. Recycled silver accounts for around 19% of total supply.

Industrial applications and jewelry demand accounted for over 52% of total demand in 2020. Photography has been taking a lower share of overall silver demand falling from 6% in 2011 to 2% in 2020, while photovoltaic demand has risen in recent years accounting for 8% in 2020. Investment in ETP’s rose significantly in 2020 and represented 28% of demand in 2020.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2011 to December 31, 2021 and is based on information provided by Bloomberg:

Source: Bloomberg abrdn, Inc. Chart data from 12/31/2011 to 12/31/2021.

Starting in early 2011, when prices peaked at $48.44 per ounce, silver prices began a downward trend, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which led some investors to revise their expectations of the effects of monetary expansion) were some of the drivers behind the fall in silver prices from 2011 to 2019. Silver reversed course in 2020, as prices rose 46.75%, closing at $26.49 per ounce, making it the top performer of the four metals (gold, silver, platinum, palladium). In 2021, silver took a slight step back after its historic performance in 2020, as it returned -14% (as of December 31, 2021). As the world emerged out of the pandemic, silver took a backseat to riskier asset classes such as equities which is a reason for its negative performance during the year.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 80% of platinum supply and 73% of palladium supply in 2020.

Platinum

World Platinum Supply and Demand 2011-2020

The following table sets forth a summary of the world platinum supply and demand from 2011 to 2020 and is based on information prepared for World Platinum Investment Council by Metals Focus Limited (2019 onwards) and prior years by SFA (Oxford).

(thousands of ounces)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Supply
South Africa	4,860	4,110	4,208	3,547	4,572	4,392	4,459	4,467	4,402	3,298
Russia	835	801	736	700	670	717	692	687	716	704
Others	790	769	891	896	865	988	961	959	979	987
Total Supply	6,485	5,680	5,835	5,143	6,107	6,097	6,112	6,113	6,097	4,989

Demand by Application
Autocatalyst	3,185	3,158	3,000	3,103	3,228	3,330	3,292	3,051	2,885	2,365
Chemical	470	452	528	523	502	475	504	540	698	585
Electrical	230	176	218	225	228	230	234	266	145	130
Glass	515	153	100	212	227	246	364	478	224	423
Investment	460	450	871	277	451	620	356	67	1,253	1,554
Jewelry	2,475	2,783	3,028	2,897	2,746	2,412	2,296	2,269	2,100	1,820
Medical & Biomedical	230	223	214	214	215	218	220	221	249	239
Petroleum	210	112	159	165	140	176	220	372	219	109
Other	320	395	433	438	441	458	476	582	577	501
Total Gross Demand	8,095	7,902	8,551	8,054	8,178	8,165	7,962	7,846	8,350	7,726

Recycling
Autocatalyst	-1,240	-1,120	-1,206	-1,272	-1,112	-1,159	-1,279	-1,338	-1,630	-1,438
Jewelry	-810	-895	-790	-762	-574	-738	-638	-36	-477	-422
Other	-10	-22	-24	-27	-29	-32	-34	-731	-58	-56
Total Recycling	-2,060	-2,037	-2,020	-2,061	-1,715	-1,929	-1,951	-2,105	-2,165	-1,916

Total Net Demand	6,035	5,865	6,531	5,993	6,463	6,236	6,011	5,741	6,185	5,810

Movements in Stocks	450	-185	-696	-850	-356	-139	101	372	-88	-904

Source: Prepared for World Platinum Investment Council by Metals Focus Limited (2019 onwards) and prior years by SFA (Oxford).

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 67% of total mine supply in 2020. Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 12.3% of total mine supply over the past ten years. Scrap supply from recycling of autocatalyst and other sources have accounted for about 25% from 2016 to 2020, on average.

Over the past decade, jewelry demand for platinum peaked at 36% of total demand in 2014. Jewelry demand has since declined to 24% of total demand in 2020, consistent with the year prior. Autocatalyst demand for platinum accounted for around 31% of total demand at the end of 2020. Investment demand increased again to 20% of total demand in 2020, above the 15% of total demand in 2019.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2011 to December 31, 2021 and is based on information provided by Bloomberg:

Source: Bloomberg abrdn, Inc. Chart data from 12/31/2011 to 12/31/2021.

Platinum prices had been on the rise until the Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 per troy ounce in June to a low of $1,369 per troy ounce in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recovering from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of the world’s supply of platinum. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017, and platinum continued to fall in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply. Platinum prices bounced back, rising 19.9% to $952 per ounce at the end of 2019. After seeing the price fall as low as $593 per ounce on March 19, 2020, platinum rebounded from pandemic lows and finished the year at $1,068 per ounce. The steep climb in palladium price has led some investors to conclude that platinum appears under-valued, in view of its potential to substitute for palladium in automotive applications in the future. Additionally, the outlook for mining in South Africa is increasingly uncertain, with producers facing steep increases in electricity prices, periodic disruption to power supplies and a risk of industrial action during forthcoming wage negotiations. Similarly to other precious metals, platinum took a back seat to risky assets during 2021 as it returned -10% (as of December 31, 2021). The autocatalyst market took a major step back in 2020, largely related to the pandemic, which was a major reason for the negative price performance in 2021.

Palladium

World Palladium Supply and Demand 2011-2020

The following table sets forth a summary of the world palladium supply and demand for the period from 2011 to 2020 and is based on information reported by SFA (Oxford).

(thousands of ounces)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Supply
South Africa	2,560	2,359	2,465	2,125	2,684	2,570	2,554	2,543	2,648	1,845
Russia	3,480	2,887	2,628	2,589	2,434	2,773	2,407	2,976	2,802	2,810
Others	1,320	1,239	1,305	1,389	1,337	1,417	1,410	1,458	1,444	1,740
Total Supply	7,360	6,485	6,398	6,103	6,455	6,760	6,371	6,977	6,894	6,395

Demand by Application
Autocatalyst	6,155	6,673	7,061	7,512	7,622	7,941	8,391	8,721	9,677	7,360
Chemical	440	524	440	358	451	414	529	565	511	600
Dental	540	510	457	468	468	430	398	364	323	200
Electrical	1,375	1,190	1,070	1,014	903	871	840	807	728	695
Investment	-565	467	-8	943	-659	-646	-386	-574	-57	40
Jewelry	505	442	354	272	222	191	173	157	140	150
Other	110	104	109	111	134	151	134	182	180	125
Total Gross Demand	8,560	9,910	9,483	10,678	9,141	9,352	10,079	10,222	11,502	9,170

Recycling
Autocatalyst	-1,695	-1,675	-1,905	-2,158	-1,897	-2,001	-2,404	-2,633	-2,932	-2,010
Other	-690	-637	-620	-563	-521	-502	-503	-491	-484	-385
Total Recycling	-2,385	-2,312	-2,525	-2,721	-2,418	-2,503	-2,907	-3,124	-3,416	-2,395

Total Net Demand	6,175	7,598	6,958	7,957	6,723	6,849	7,172	7,098	8,086	6,775

Movements in stocks	1,185	-1,113	-560	-1,854	-268	-89	-801	-121	-1,192	-30

Source: SFA (Oxford), Palladium supply & demand - 2021

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 40% of supply over the past 10 years. South Africa has, on average, supplied approximately 33% of production over the past 10 years. In 2020, Russia provided 44% of mine supplies, while South Africa produced 29%. North America contributed approximately 15% of mine supply in 2020. Autocatalysts continue to be the largest component of palladium demand, representing more than 80% of total demand in 2020, down slightly from 84% of total demand in 2019. Jewelry demand for palladium contributed 1.7% of total demand in 2020, up from 1.0% in 2019. Other industrial demand (chemical, dental and electrical) has fallen from 28% of total demand in 2011 to 16% of total demand in 2020.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2011 to December 31, 2021 and is based on information provided by Bloomberg:

Source: Bloomberg abrdn, Inc. Chart data from 12/31/2011 to 12/31/2021.

Rising palladium prices tempered in 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks provided some price support into mid-2012. Palladium rose to a 13 year high of $907 per ounce in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was then the top performer of the precious metals complex for 3 consecutive years from 2017 to 2019, where it rose nearly 182% from $676 per troy ounce on December 31, 2016 to $1,905 per troy ounce on December 31, 2019. The price of palladium reached an all-time high of $2,781/oz on February 19, 2020, before closing out the year at a price of $2,342/oz on December 31, 2020. Similar to other precious metals, palladium took a step back in 2021 as it returned -16% (as of December 31, 2021). A decline in autocatalyst demand due to the pandemic was a big reason for the negative performance seen during the year.

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

For gold and silver, market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The twelve market-making members of the LBMA are: BNP Paribas SA, Citibank N.A., Credit Suisse AG Zurich, HSBC, Goldman Sachs International, ICBC Standard Bank, JPMorgan Chase Bank, Merrill Lynch International, Morgan Stanley & Co. International Plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG.

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

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff. There are currently 16 direct gold participants (Bank of China, Bank of Communications, Citibank N.A. London Branch, Coins ‘N Things, Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), StoneX Financial Ltd., Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank and Toronto-Dominion Bank), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

The LBMA PM Gold Price and all bid and offer order information for all auction rounds become publicly available electronically via IBA instantly after the conclusion of the equilibrium auction. Since April 1, 2015, the LBMA Gold Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”). IBA also has an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and IBA. The Oversight Committee allows the LBMA to continue to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. Additionally, IBA watches over the price discovery process for the LBMA Gold Price and ensures that it meets the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks (the “IOSCO Principles”).

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

The term “loco London” silver refers to silver physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Silver bars meeting these requirements are described in this report from time to time as “Silver Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A Silver Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. A Silver Good Delivery Bar must contain between 750 troy ounces and 1,100 troy ounces of silver with a minimum fineness (or purity) of 999.0 parts per 1,000. A Silver Good Delivery Bar must also bear the stamp of one of the refiners who are on the LBMA-approved list. Unless otherwise specified, the silver spot price always refers to that of a Silver Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

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

There are currently thirteen direct participants who have been accredited to contribute to the LBMA Silver Price: Citibank N.A. London Branch, Coins ’N Things Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Jane Street Global Trading LLC, JP Morgan Chase Bank N.A London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd. and The Toronto Dominion Bank.

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

Since December 1, 2014, the LME has been administering the operation of an electronic platinum bullion price fixing systems (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the IOSCO Principles.

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

The CFTC regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the CEA, the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of the prices of gold, silver, platinum and palladium in the proportions held by the Trust, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London  and Zurich gold, silver, platinum and palladium markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global bullion markets is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

Once the value of the gold, silver, platinum and palladium has been determined, the Trustee subtracts all estimated accrued fees (other than the fees accruing for such day on which the valuation takes place which are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the Bullion and any other assets of the Trust. The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

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

Any estimate of the accrued but unpaid fees, expenses and liabilities of the Trust for purposes of computing the NAV of the Trust and ANAV made by the Trustee in good faith shall be conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

The Sponsor and the Shareholders (as defined below) may rely on any evaluation furnished by the Trustee, and the Sponsor has no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, DTC, Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

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

The Sponsor’s Fee is paid by delivery of Bullion to an account maintained by the Custodian for the Sponsor on an unallocated basis, monthly on the first business day of the month in respect of fees payable for the prior month. The delivery is of that number of ounces of gold, silver, platinum and palladium which equals the daily accrual of the Sponsor’s Fee for such prior month calculated at the applicable London Metal Price. The gold, silver, platinum and palladium delivered to pay the Sponsor’s Fee shall be in such proportion so as to ensure that the Bullion held by the Trust following such transfer is in the same ratio of metals as the Bullion delivered for the Creation Basket Deposits.

The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell Bullion in such quantity and at such times as may be necessary to permit payment in cash of Trust expenses not assumed by the Sponsor. The Trustee is authorized to sell Bullion at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than Bullion. Accordingly, the amount of Bullion to be sold will vary from time to time depending on the level of the Trust’s expenses and the market prices of Bullion. The Custodian is authorized to purchase from the Trust, at the request of the Trustee, Bullion needed to cover Trust expenses not assumed by the Sponsor at the prices used by the Trustee to determine the value of the Bullion held by the Trust on the date of the sale.

The Sponsor’s Fee for the year ended December 31, 2021 was $5,840,530 (December 31, 2020: $3,821,435; December 31, 2019: $2,403,544).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of physical gold, silver, platinum and palladium and any cash represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions, and (2) participants in DTC. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor and the Trustee. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any Shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $500 to the Trustee for each order they place to create or redeem one or more Baskets. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust for serving as an Authorized Participant, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act, as described in “Plan of Distribution.”

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian or a Bullion clearing bank to establish an Authorized Participant Unallocated Account in London or Zurich (“Authorized Participant Unallocated Bullion Account Agreement”). Bullion held in Authorized Participant Unallocated Accounts is typically not segregated from the Custodian’s or other Bullion clearing bank’s assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific bars of gold or silver or plates or ingots of platinum or palladium held by the Custodian or the clearing bank. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian’s or other Bullion clearing bank’s insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for Bullion transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian’s liability threshold under the Authorized Participant Unallocated Bullion Account Agreement is generally gross negligence, not negligence, which is the Custodian’s liability threshold under the Trust’s Custody Agreements.

As the terms of the Authorized Participant Unallocated Bullion Account Agreement differ in certain respects from the terms of the Trust’s Unallocated Account Agreement, potential Authorized Participants should review the terms of the Authorized Participant Unallocated Bullion Account Agreement carefully. A copy of the Authorized Participant Agreement may be obtained by potential Authorized Participants from the Trustee.

Certain Authorized Participants are expected to have the facility to participate directly in the physical gold, silver, platinum and palladium markets and the Bullion futures markets. In some cases, an Authorized Participant may from time to time acquire Bullion from or sell Bullion to its affiliated Bullion trading desk, which may profit in these instances. Each Authorized Participant must be registered as a broker-dealer under the Securities Exchange Act of 1934 (“Exchange Act”) and regulated by FINRA or be exempt from being or otherwise not be required to be so regulated or registered, and must be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants are regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

All Bullion will be delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Bullion transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate specific bars of gold and silver and allocate, or cause the allocation by the Zurich Sub-Custodian of, specific plates or ingots of platinum, in each case representing the amount of Bullion credited to the Trust Unallocated Account (to the extent such amount is representable by whole gold or silver bars or platinum or palladium plates or ingots) to the Trust Allocated Account. The movement of Bullion is reversed for the distribution of Bullion to an Authorized Participant in connection with the redemption of Baskets.

All physical gold represented by a credit to any Authorized Participant Unallocated Account and to the Trust Unallocated Account and all physical gold held in the Trust Allocated Account with the Custodian must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

All physical silver represented by a credit to any Authorized Participant Unallocated Account and to the Trust Unallocated Account and all physical silver held in the Trust Allocated Account with the Custodian must be of at least a minimum fineness (or purity) of 999.0 parts per 1,000 (99.9%) and otherwise conform to the rules, regulations, practices and customs of the LBMA, including the specifications for a Silver Good Delivery Bar.

All physical platinum or palladium represented by a credit to any Authorized Participant Unallocated Account and to the Trust Unallocated Account and all physical platinum or palladium held in the Trust Allocated Account with the Custodian or for the Custodian by the Zurich Sub-Custodians must be of at least a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%) and otherwise conform to the rules, regulations practices and customs of the LPPM, including the specifications for a Good Delivery Platinum Plate or Ingot or a Good Delivery Palladium Plate or Ingot, as applicable

Under the Authorized Participant Agreement, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act.

Loco London and Loco Zurich Platinum and Palladium Delivery Elections.

Although all delivery of gold and silver in relation to the creation or redemption of a Basket will be conducted loco London, Authorized Participants can elect to deliver platinum or palladium loco London or loco Zurich in connection with the creation of a Basket. Authorized Participants can also elect to receive delivery of platinum or palladium loco London or loco Zurich in connection with the redemption of a Basket. A Basket creation order that elects to deliver all Bullion loco London will cause the Custodian to effect an allocation of such Bullion to the Trust Allocated Account maintained by the Custodian in its London vault premises. A Basket creation order that elects to deliver (i) platinum, (ii) palladium or (iii) platinum and palladium loco Zurich will cause the Custodian to effect an allocation of such platinum or palladium to the Trust Allocated Account maintained by the Zurich Sub-Custodian in its Zurich vault premises and an allocation of the remaining Bullion constituting the Basket to the Trust Allocated Account maintained by the Custodian in its London vault premises. Likewise, a Basket redemption order that elects a total loco London delivery will cause the Custodian to effect a de-allocation of Bullion necessary to satisfy such redemption requests from the Trust Allocated Account maintained by the Custodian in London to the Trust Unallocated Account maintained by the Custodian in London. A Basket redemption order that elects a loco Zurich delivery for (i) platinum, (ii) palladium or (iii) platinum and palladium will cause the Custodian to effect a de-allocation of such platinum or palladium necessary to satisfy such redemption requests from the Trust Allocated Account maintained by the Zurich Sub-Custodian in Zurich to the Trust Unallocated Account maintained in Zurich and a de-allocation of the remaining Bullion constituting the Basket necessary to satisfy such redemption requests from the Trust Allocated Account maintained by the Custodian in London to the Trust Unallocated Account maintained by the Custodian in London.

In the event that there is not sufficient platinum or palladium in the Trust Allocated Account in London to satisfy loco London redemptions, the Custodian shall cause the Zurich Sub-Custodian to de-allocate sufficient platinum or palladium held by it for the Trust Allocated Account in Zurich and cause a transfer of such platinum or palladium from the Trust Unallocated Account maintained by the Custodian in Zurich to the Authorized Participant Unallocated Account maintained in London. Likewise, in the event that there is not sufficient platinum or palladium in the Trust Allocated Account in Zurich to satisfy loco Zurich redemptions, the Custodian will initiate the reverse procedure to transfer platinum or palladium from London to Zurich. These transfers between London and Zurich unallocated accounts will generally occur pursuant to loco swap arrangements and will not expose the Authorized Participant or the Trust to any additional expense. The Custodian has assumed the responsibility and expenses for loco swap transfers and shall bear any risk of loss related to the platinum or palladium being transferred. If no loco swap counterparty is available, the Custodian shall arrange, at its own expense and risk, for the physical transportation of platinum or palladium between the Zurich Sub-Custodian’s Zurich vault premises and the Custodian’s London vault premises. If such a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the settlement of loco London or loco Zurich redemption deliveries may be delayed more than two, but not more than five, business days.

The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of Bullion in the United Kingdom, Zurich or another jurisdiction will occur on “business days” when (1) banks in the United Kingdom, Zurich and such other jurisdiction and (2) the London and Zurich Bullion markets are regularly open for business. If such banks or the London or Zurich Bullion markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day. Settlement of orders requiring receipt or delivery, or confirmation of receipt or delivery, of Shares will occur, after confirmation of the applicable Bullion delivery, on “business days” when the NYSE Arca is open for regular trading. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no creation orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. The day on which the Trustee receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit Bullion with the Trust. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order.

Determination of required deposits

The amount of gold, silver, platinum and palladium in the required deposit is determined by dividing the number of ounces of each metal held by the Trust by the number of Baskets outstanding, as adjusted for the amount of Bullion constituting estimated accrued but unpaid fees and expenses of the Trust. Fractions of a fine ounce of gold, silver, platinum and palladium smaller than 0.001 of a fine ounce which are included in the deposit amount are disregarded in the foregoing calculation. All questions as to the composition of a Creation Basket Deposit will be finally determined by the Trustee. The Trustee’s determination of the Creation Basket Deposit shall be final and binding on all persons interested in the Trust.

Delivery of required deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required Bullion deposit amount by the second business day in London or Zurich, as applicable, following the purchase order date. Upon receipt of the Bullion deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the Bullion deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of Bullion until such Bullion has been received by the Trust shall be borne solely by the Authorized Participant. The Trustee may accept delivery of Bullion by such other means as the Sponsor, from time to time, may determine with the Trustee to be acceptable for the Trust, provided that the same is disclosed in a prospectus relating to the Trust filed with the SEC pursuant to Rule 424 under the Securities Act. If Bullion is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts in addition to those described in this report, as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the Bullion deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring gold and silver bars from its inventory and platinum and palladium plates and ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Custodian will use commercially reasonable efforts to complete the transfer of Bullion to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the Bullion deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated Bullion to the extent of that Bullion deposit amount until the Custodian completes the allocation process or a Zurich Sub-Custodian completes the allocation process for the Custodian. See “Risk Factors—Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account will not be segregated from the Custodian’s assets....”

Because gold and silver are allocated only in multiples of whole bars and platinum and palladium are only allocated in multiples of whole plates or ingots, the amount of Bullion allocated from the Trust Unallocated Account to the Trust Allocated Account may be less than the total fine ounces of Bullion credited to the Trust Unallocated Account. Any balance will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of Bullion held in the Trust Unallocated Account; no more than 430 troy ounces of gold (maximum weight to make one London Good Delivery Bar), no more than 1,100 troy ounces of silver (maximum weight to make one Silver Good Delivery Bar), no more than 192.904 troy ounces of platinum (maximum weight to make one Good Delivery Platinum Plate or Ingot) and no more than 192.904 troy ounces of palladium (maximum weight to make one Good Delivery Palladium Plate or Ingot) is expected to be held in the Trust Unallocated Account at the close of each business day.

Rejection of purchase orders

The Trustee may reject a purchase order or a Creation Basket Deposit if such order or Creation Basket Deposit is not presented in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of counsel, might be unlawful. None of the Trustee, the Sponsor or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets will mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no redemption orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow Authorized Participants to redeem Baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Basket, or to redeem Baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book entry system to the Trust not later than the second business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

Determination of redemption distribution

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account, either loco London or loco Zurich, representing the amount of the Bullion (in the specified proportion of gold, silver, platinum and palladium) held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of Bullion included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions will be subject to the deduction of any applicable tax or other governmental charges which may be due.

Delivery of redemption distribution

The redemption distribution due from the Trust will be delivered to the Authorized Participant on the second business day following a loco Zurich redemption order date if, by 10:00 a.m. New York time on such second business day, the Trustee’s DTC account has been credited with the Baskets to be redeemed. The redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the fifth business day following a loco London redemption order date if, by 10:00 a.m. New York time on the second business day after the loco London redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the fifth business day following such a loco London or loco Zurich redemption order date if, by 10:00 a.m. New York time on the second business day after the loco London or loco Zurich redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. In the event that, by 10:00 a.m. New York time on the second business day following the order date of a redemption order, the Trustee’s DTC account has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such redemption order, the Trustee shall send to the Authorized Participant and the Custodian via fax or electronic mail message notice of such fact and the Authorized Participant shall have two business days following receipt of such notice to correct such failure. If such failure is not cured within such two business day period, the Trustee (in consultation with the Sponsor) will cancel such redemption order and will send via fax or electronic mail message notice of such cancellation to the Authorized Participant and the Custodian, and the Authorized Participant will be solely responsible for all costs incurred by the Trust, the Trustee or the Custodian related to the cancelled order. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 10:00 a.m. New York time on the second business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

The Custodian transfers the redemption Bullion amount from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant’s Authorized Participant Unallocated Account. The Authorized Participant and the Trust are each at risk in respect of Bullion credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account is not segregated from the Custodian’s assets....”

As with the allocation of Bullion to the Trust Allocated Account which occurs upon a purchase order, if in transferring Bullion from the Trust Allocated Account to the Trust Unallocated Account in connection with a redemption order there is an excess amount of Bullion transferred to the Trust Unallocated Account, the excess over the Bullion redemption amount will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of Bullion held in the Trust Unallocated Account; no more than 430 ounces of gold (maximum weight to make one London Good Delivery Bar), no more than 1,100 ounces of silver (maximum weight to make one Silver Good Delivery Bar), no more than 192 ounces of platinum (maximum weight to make one Good Delivery Platinum Plate or Ingot) and no more than 192 ounces of palladium (maximum weight to make one Good Delivery Palladium Plate or Ingot) is expected to be held in the Trust Unallocated Account at the close of each business day.

Suspension or rejection of redemption orders

The Trustee may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca is closed other than customary weekend or holiday closings, or trading on the NYSE Arca is suspended or restricted or (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Bullion is not reasonably practicable. None of the Sponsor, the Trustee or the Custodian are liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Trustee will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.

Creation and Redemption Transaction Fee

To compensate the Trustee for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Trustee of $500 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Trustee with the consent of the Sponsor. From time to time, the Trustee, with the consent of the Sponsor, may waive all or a portion of the applicable transaction fee. The Trustee shall notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until 30 days after the date of the notice.

The Sponsor

The Sponsor is a Delaware limited liability company

The Sponsor’s office is located at c/o Aberdeen Standard Investments ETFs Sponsor LLC, 712 Fifth Avenue, 49th Floor, New York, NY 10019. abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation, is the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc, which together with its affiliates and subsidiaries, is collectively referred to as “abrdn.” Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s Bullion. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, Canary Wharf, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co. While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA. The Zurich Sub-Custodian that the Custodian currently uses is UBS AG, which is located at 45 Bahnhofstrasse, 8001 Zurich, Switzerland.

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

Inspection of Bullion

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian.  Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 23, 2021 and December 31, 2021.

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s Bullion as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian or a sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s Bullion on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the Bullion held by the Trust by alternate means, including through virtual inspections of the Trust’s Bullion and/or a review of pertinent records.

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

The Custodian is the custodian of the physical Bullion credited to the Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical Bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires each Zurich Sub-Custodian to also segregate the physical platinum and palladium of the Trust that it holds from the other platinum and palladium held by it for other customers of the Custodian and such Zurich Sub-Custodian’s other customers. The Custodian requires each Zurich Sub-Custodian to identify in its books and records the Trust as having the rights to the physical platinum and palladium credited to its Trust Allocated Account. Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may inspect the vaults of the Custodian and the Zurich Sub-Custodian. See “Inspection of Bullion”.

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

When the Trust sells or transfers precious metal, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the precious metal that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its Shares generally will be determined by multiplying the Shareholder’s total basis for its shares of all of the precious metal held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of precious metal sold, and the denominator of which is the total amount of the precious metal held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the Bullion remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the precious metal that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the precious metal held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize a gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

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

Shareholders will be required to recognize gain or loss upon a sale of Bullion by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Under the Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning before January 1, 2026.

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

Conversely, several factors may trigger a temporary increase in the price of Bullion prior to your investment in the Shares. For example, sudden increased investor interest in silver may cause an increase in world silver prices, increasing the price of the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of silver, and you may incur losses when the causes for the temporary increase disappear.

A decline in the automobile industry may have the effect of causing a decline in the prices of platinum and palladium and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use platinum and palladium, accounted for approximately 31% of the gross global demand in platinum and 80% of the gross global demand in palladium in 2020. Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand. A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum and palladium and affect the price of the Shares.

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

The Shares are designed to mirror as closely as possible the performance of the price of physical gold, silver, platinum and palladium in the proportions held by the Trust, and the value of the Shares relates directly to the value of the Bullion held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The prices of physical gold, silver, platinum and palladium have fluctuated widely over the past several years. Several factors may affect the price of these metals, including:

●	A change in economic conditions, such as a recession, can adversely affect the price of Bullion. Bullion is used in a wide range of industrial applications, and an economic downturn could have a negative impact on its demand and, consequently, its price and the price of the Shares;

●	Investors’ expectations with respect to the rate of inflation;

●	Currency exchange rates;

●	Interest rates;

●	Investment and trading activities of hedge funds and commodity funds;

●	Global or regional political, economic or financial events and situations; and

●	Global Bullion supply and demand.

●	A significant change in investor interest, including in response to online campaigns or other activities specifically targeting investments in Bullion.

In addition, investors should be aware that there is no assurance that gold, silver, platinum or palladium will maintain their long-term value in terms of purchasing power in the future. In the event that the price of any metal held by the Trust declines, the Sponsor expects the value of an investment in the Shares to decline proportionately to the Trust’s interest in such metal.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2015 and 2019, world platinum mine supply averaged 6.1 million ounces and world palladium mine supply averaged 7 million ounces. During the same period, total gross global demand measured 8 million ounces of platinum and 10.1 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that the metal holdings of the Trust will have a similar impact or have no long-term metal price impact thereby affecting Share trading prices.

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

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian has entered into arrangements with the Zurich Sub-Custodian and may enter into arrangements with any sub-custodians for the custody or temporary holding of the Trust’s Bullion, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA and the LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Zurich Sub-Custodian or any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian, the Zurich Sub-Custodian, or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are (1) HSBC Bank plc and ICBC Standard Bank plc for all Bullion; (2) the Bank of England for gold only; (3) Brinks UK Limited, Loomis International and Malca Amit UK Limited for silver only; (4) Malca-Amit SA, Zurich for gold, palladium and platinum; (5) UBS for gold, palladium and platinum, and the custodian may use LBMA and LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian will select the Zurich Sub-Custodians, and each Zurich Sub-Custodian will custody that portion of the Trust’s allocated platinum and palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodians and any other sub-custodian, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian and the Zurich Sub-Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian and the Zurich Sub-Custodian. See “Custody of the Trust’s Bullion” for more information about sub-custodians that may hold the Trust’s bullion.

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

The United Kingdom (the “UK”) left the European Union (the “EU”) (“Brexit”) on January 31, 2020, subject to a transitional period which ended December 31, 2020. During the transitional period, although the UK was no longer a member state of the EU, it remained subject to EU law and regulations as if it were still a member state. The UK and the EU were to negotiate the terms of their future trading relationship during the transitional period. On December 24, 2020, negotiators representing the UK and EU came to a preliminary trade agreement (the “TCA”), which was subsequently ratified by the UK parliament on December 30, 2020. On May 1, 2021, the EU Parliament ratified the TCA and the TCA entered into force. Despite the existence of the TCA, many aspects of the trade relationship between the EU and the UK, including matters related to financial services, are subject to future negotiation. It is not possible to predict the nature of the future trading relationship between the EU and the UK due to political uncertainty.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. The impact of Brexit on the Trust, the Trust’s service providers, and markets generally may not be fully known for some time.

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

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust.

Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. As an example, the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2021 and 2020:

Fiscal Year Ended December 31, 2021: Quarter Ended

	High	Low
March 31, 2021	$101.84	$90.83
June 30, 2021	$103.46	$93.96
September 30, 2021	$98.65	$84.60
December 31, 2021	$94.50	$84.85

Fiscal Year Ended December 31, 2020: Quarter Ended

	High	Low
March 31, 2020	$85.13	$65.30
June 30, 2020	$83.53	$74.44
September 30, 2020	$104.83	$82.72
December 31, 2020	$99.23	$90.77

The number of outstanding Shares of the Trust as of February 24, 2022 was 10,950,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2021	$96.17	$90.36
September 2021	$94.33	$84.60
October 2021	$91.52	$87.02
November 2021	$94.50	$86.35
December 2021	$89.45	$84.85
January 2022	$92.58	$87.08

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2021 and 2020:

Month	Total number of Shares redeemed	Gold	Average ounces of Bullion per Share Palladium	Platinum	Silver
January 2021	400,000	0.028	0.006	0.004	1.034
February 2021	—	—	—	—	—
March 2021	—	—	—	—	—
April 2021	—	—	—	—	—
May 2021	—	—	—	—	—
June 2021	—	—	—	—	—
July 2021	—	—	—	—	—
August 2021	50,000	0.028	0.006	0.004	1.031
September 2021	300,000	0.028	0.006	0.004	1.030
October 2021	100,000	0.028	0.006	0.004	1.030
November 2021	—	—	—	—	—
December 2021	100,000	0.028	0.006	0.004	1.029
Total	950,000

Month	Total number of Shares redeemed	Gold	Average ounces of Bullion per Share Palladium	Platinum	Silver
January 2020	50,000	0.028	0.006	0.004	1.041
February 2020	—	—	—	—	—
March 2020	250,000	0.028	0.006	0.004	1.039
April 2020	250,000	0.028	0.006	0.004	1.039
May 2020	—	—	—	—	—
June 2020	—	—	—	—	—
July 2020	—	—	—	—	—
August 2020	—	—	—	—	—
September 2020	—	—	—	—	—
October 2020	—	—	—	—	—
November 2020	—	—	—	—	—
December 2020	—	—	—	—	—
Total	550,000

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

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect, at any given time, the price of the Bullion owned by the Trust, less the Trust’s liabilities (anticipated to be principally for accrued operating expenses), divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of Bullion.

The Trust issues and redeems Shares only in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers, or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

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

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of Bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of our accounting policies.

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

	December 31, 2021	December 31, 2020	December 31, 2019
(Amounts in 000’s of US$)
Investment in Bullion - cost	$855,933	$603,126	$407,094
Unrealized gain on investment in Bullion	115,078	224,472	84,612
Investment in Bullion- fair value	$971,011	$827,598	$491,706

Inspection of Bullion

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian.  Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 23, 2021 and December 31, 2021.

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s gold as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian or a sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s gold on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the gold held by the Trust by alternate means, including through virtual inspections of the Trust’s gold and/or a review of pertinent records.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2021 and 2020, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
(Amounts in 000’s of US$)
Total gain/(loss) on Bullion	$(93,554)	$145,383	$78,598
Net change assets from operations	$(99,394)	$141,562	$76,194
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2021

The Trust’s NAV increased from $841,868,238 at December 31, 2020 to $970,513,038 at December 31, 2021, a 15.28% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 8,600,000 Shares at December 31, 2020 to 10,900,000 Shares at December 31, 2021, a result of 3,250,000 Shares (65 Baskets) being created and 950,000 Shares (19 Baskets) being redeemed. The price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) fell 8.50% from $104.09 at December 31, 2020 to $95.24 at December 31, 2021.

The NAV per Share decreased 9.04% from $97.89 at December 31, 2020 to $89.04 at December 31, 2021. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $5,840,530 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $102.92 at June 1, 2021 was the highest during the year, compared with a low of $84.29 at December 15, 2021.

The decrease in net assets from operations for the year ended December 31, 2021 was $99,394,476, resulting from a realized gain of $14,778,813 on Bullion distributed for the redemption of Shares, a realized gain of $1,088,794 on Bullion transferred to pay expenses, offset by a change in unrealized loss on investment in Bullion of $109,421,554, and the Sponsor’s Fee of $5,840,530.  Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2021.

The year ended December 31, 2020

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2021

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,285	$1,474	$1,574	$1,507	$5,840
Total expenses	1,285	1,474	1,574	1,507	5,840

Net investment loss	(1,285)	(1,474)	(1,574)	(1,507)	(5,840)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	308	309	295	177	1,089
Realized gain on Bullion distributed for the redemption of Shares	8,695	—	4,716	1,368	14,779
Change in unrealized gain and loss on investment in Bullion	(65,524)	32,504	(116,045)	39,671	(109,394)
Change in unrealized (loss) on unsettled creations	(28)	—	—	—	(28)
Total gain / (loss) on investment in Bullion	(56,549)	32,813	(111,034)	41,216	(93,554)

Change in net assets from operations	$(57,834)	$31,339	$(112,608)	$39,709	$(99,394)

Net increase / (decrease) in net assets per Share	$(6.34)	$3.12	$(10.07)	$3.61	$(9.61)

Weighted average number of Shares	9,125,000	10,039,560	11,183,696	10,984,239	10,340,548

Year Ended December 31, 2020

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$796	$804	$1,035	$1,186	$3,821
Total expenses	796	804	1,035	1,186	3,821

Net investment loss	(796)	(804)	(1,035)	(1,186)	(3,821)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	150	129	243	293	815
Realized gain on Bullion distributed for the redemption of Shares	1,351	3,329	—	—	4,680
Change in unrealized gain and loss on investment in Bullion	(8,769)	41,506	77,619	29,532	139,888
Total gain on investment in Bullion	(7,268)	44,964	77,862	29,825	145,383

Change in net assets from operations	$(8,064)	$44,160	$76,827	$28,639	$141,562

Net increase in net assets per Share	$(1.20)	$6.56	$10.50	$3.50	$19.53

Weighted average number of Shares	6,742,857	6,735,714	7,319,022	8,182,609	7,247,814

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2021, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2021. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2021.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Precious Metals Basket ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Precious Metals Basket ETF Trust's (the Trust) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2021 and 2020, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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
February 28, 2022

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Steven Dunn – President and Chief Executive Officer

Mr. Dunn, CIMA®, is the Head of Exchange Traded Funds at abrdn Inc.. Mr. Dunn guides the firm’s strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Andrea Melia – Chief Financial Officer and Treasurer

Ms. Melia is Vice President and Senior Director of Product Management for abrdn Inc. Ms. Melia has managed the fund administration team since joining abrdn Inc. in September 2009. Prior to joining abrdn Inc., Ms. Melia was Director of fund administration and accounting oversight for Princeton Administrators LLC, a division of BlackRock Inc. and had worked with Princeton Administrators since 1992. Ms. Melia holds a BS in Accounting from University of Scranton and a MBA from Rider University.

As described under Item 1 above, abrdn Inc. is the parent of the Sponsor.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Audit fees – KPMG	$77,250	$77,825
Audit related fees - KPMG	—	—
	$77,250	$77,825

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements. These services include the accountant providing a consent letter related to the Trust’s registration statement filing.

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-164769 on October 19, 2010

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with Registration Statement 333-234723 on November 15, 2019

4.2	Form of Authorized Participant Agreement, effective as of January 7, 2022, incorporated by reference to Exhibit 4.2 filed with the Trust’s Registration Statement No. 333-262048 on January 7, 2022

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1(b)	Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Second amendment to the Allocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-164769 on October 19, 2010

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second amendment to the Unallocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective October 1, 2108, incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on March 1, 2019

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

Aberdeen Standard Precious Metals Basket ETF Trust
Financial Statements as of December 31, 2021
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Precious Metals Basket ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Precious Metals Basket ETF Trust (the Trust), including the schedules of investments, as of December 31, 2021 and 2020, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations, the changes in its net assets and the financial highlights for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the evidence pertaining to the existence of the bullion holdings

As presented on the December 31, 2021 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in bullion is $971,011 thousand, representing 100.05% of the Trust’s net assets, and 11,622,408.6 ounces of bullion holdings. The investment in bullion was held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the bullion holdings as a critical audit matter. Given the nature and volume of the bullion holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of bullion held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of bullion held to the custodian’s records, (2) the approval of bullion deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s bullion holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s bullion holdings held by the custodian as of December 31, 2021. We compared the total ounces on such schedule to the Trust’s record of bullion holdings. We also attended and observed a part of the physical counts of the Trust’s bullion holdings. We obtained and read the physical count result reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 28, 2022

Aberdeen Standard Precious Metals Basket ETF Trust

Statements of Assets and Liabilities

At December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: December 31, 2021: $473,391; December 31, 2020: $342,738)	$552,324	$450,257
Palladium (cost: December 31, 2021: $103,958; December 31, 2020: $63,094)	120,690	111,729
Platinum (cost: December 31, 2021: $42,229; December 31, 2020: $31,656)	39,108	33,967
Silver (cost: December 31, 2021: $236,355; December 31, 2020: $165,638)	258,889	231,645
Total investment in Bullion	971,011	827,598
Bullion receivable	—	14,684
Total assets	971,011	842,282

LIABILITIES
Fees payable to Sponsor	498	414
Total liabilities	498	414

NET ASSETS(1)	$970,513	$841,868

(1)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2021 were 10,900,000 and at December 31, 2020 were 8,600,000. Net asset values per Share at December 31, 2021 and December 31, 2020 were $89.04 and $97.89, respectively.

See Notes to the Financial Statements

Aberdeen Standard Precious Metals Basket ETF Trust

Schedules of Investments

At December 31, 2021 and 2020

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	305,852.8	$473,391	$552,324	56.90%
Palladium	61,170.6	103,958	120,690	12.44%
Platinum	40,780.4	42,229	39,108	4.03%
Silver	11,214,604.8	236,355	258,889	26.68%
Total investment in Bullion	11,622,408.6	$855,933	$971,011	100.05%
Less liabilities			(498)	(0.05)%
Net Assets			$970,513	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	238,534.2	$342,738	$450,257	53.48%
Palladium	47,706.9	63,094	111,729	13.27%
Platinum	31,804.5	31,656	33,967	4.03%
Silver	8,746,254.5	165,638	231,645	27.52%
Total investment in Bullion	9,064,300.1	$603,126	$827,598	98.30%
Other assets less liabilities			14,270	1.70%
Net Assets			$841,868	100.00%

See Notes to the Financial Statements

Aberdeen Standard Precious Metals Basket ETF Trust

Statements of Operations

For the years ended December 31, 2021, 2020, and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$5,840	$3,821	$2,404
Total expenses	5,840	3,821	2,404
Net investment loss	(5,840)	(3,821)	(2,404)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	1,089	815	196
Realized gain on Bullion distributed for the redemption of Shares	14,779	4,680	1,807
Change in unrealized gain / (loss) on investment in Bullion	(109,394)	139,860	76,595
Change in unrealized (loss) on unsettled creations or redemptions	(28)	—	—
Total gain / (loss) on investment in Bullion	(93,554)	145,355	78,598

Change in net assets from operations	$(99,394)	$141,534	$76,194

Net increase / (decrease) in net assets per Share	$(9.61)	$19.53	$13.11

Weighted average number of Shares	10,340,548	7,247,814	5,811,918

See Notes to the Financial Statements

Aberdeen Standard Precious Metals Basket ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	8,600,000	$841,868
Net investment loss		(5,840)
Realized gain on investment in Bullion		15,868
Change in unrealized (loss) on investment in Bullion		(109,394)
Change in unrealized (loss) on unsettled creations or redemptions		(28)
Creations	3,250,000	315,510
Redemptions	(950,000)	(87,471)
Closing balance at December 31, 2021	10,900,000	$970,513

	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	6,550,000	$499,078
Net investment loss		(3,821)
Realized gain on investment in Bullion		5,495
Change in unrealized gain on investment in Bullion		139,860
Change in unrealized gain on unsettled creations or redemptions		28
Creations	2,600,000	241,531
Redemptions	(550,000)	(40,303)
Closing balance at December 31, 2020	8,600,000	$841,868

	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	5,700,000	$359,264
Net investment loss		(2,404)
Realized gain on investment in Bullion		2,003
Change in unrealized gain on investment in Bullion		76,595
Creations	1,300,000	93,189
Redemptions	(450,000)	(29,569)
Closing balance at December 31, 2019	6,550,000	$499,078

See Notes to the Financial Statements

Aberdeen Standard Precious Metals Basket ETF Trust

Financial Highlights

For the years ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$97.89	$76.20	$63.03
Income from investment operations:
Net investment loss	(0.56)	(0.53)	(0.41)
Total realized and unrealized gains or losses on investment in Bullion	(8.29)	22.22	13.58
Change in net assets from operations	(8.85)	21.69	13.17

Net asset value per Share at end of period	$89.04	$97.89	$76.20

Weighted average number of Shares	10,340,548	7,247,814	5,811,918

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	(9.04)%	28.46%	20.89%

See Notes to the Financial Statements

Aberdeen Standard Precious Metals Basket ETF Trust

Notes to the Financial Statements

1.    Organization

The Aberdeen Standard Precious Metals Basket ETF Trust  (the “Trust”) is a common law trust formed on October 18, 2010 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold, palladium, platinum and silver (together, “Bullion”) in set ratios such that for every 0.03 ounces of gold, it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium. The Trust issues Aberdeen Standard Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022). abrdn Inc. is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

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

Aberdeen Standard Precious Metals Basket ETF Trust

Notes to the Financial Statements

The Trust’s Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The Trust’s allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2021, approximately 0.84% of the Trust’s palladium, 0.83% of the Trust’s platinum and 25.25% of the Trust’s silver was held by one or more sub-custodians. At December 31, 2021 none of the Trust’s gold was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2021	December 31, 2020
Level 1
Investment in Bullion	$971,011	$827,598

There were no transfers between levels during the years ended December 31, 2021 and 2020.

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At December 31, 2021, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2020, the Trust had $14,683,986 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2021 or December 31, 2020.

Aberdeen Standard Precious Metals Basket ETF Trust

Notes to the Financial Statements

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the years ended December 31, 2021 and 2020 are set out below:

		Year Ended December 31, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	238,534.2	47,706.9	31,804.5	8,746,254.5	9,064,300.1
Creations	95,761.6	19,152.3	12,768.2	3,511,259.9	3,638,942.0
Redemptions	(26,731.4)	(5,346.3)	(3,564.2)	(980,149.5)	(1,015,791.4)
Transfers of Bullion to pay expenses	(1,711.6)	(342.3)	(228.1)	(62,760.1)	(65,042.1)
Closing balance	305,852.8	61,170.6	40,780.4	11,214,604.8	11,622,408.6

Investment in Bullion
Opening balance	$450,257	$111,729	$33,967	$231,645	$827,598
Creations	173,811	49,868	14,450	92,065	330,194
Redemptions	(48,106)	(11,996)	(3,654)	(23,715)	(87,471)
Realized gain on Bullion distributed for the redemption of Shares	7,549	3,536	11	3,683	14,779
Transfers of Bullion to pay expenses	(3,091)	(826)	(248)	(1,591)	(5,756)
Realized gain on Bullion transferred to pay expenses	490	282	14	303	1,089
Change in unrealized loss on investment in Bullion	(28,586)	(31,903)	(5,432)	(43,501)	(109,422)
Closing balance	$552,324	$120,690	$39,108	$258,889	$971,011

		Year Ended December 31, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	183,176.5	36,635.0	24,423.3	6,716,468.5	6,960,703.3
Creations	72,154.9	14,431.1	9,620.7	2,645,677.0	2,741,883.7
Redemptions	(15,590.6)	(3,117.9)	(2,078.6)	(571,654.6)	(592,441.7)
Transfers of Bullion to pay expenses	(1,206.6)	(241.3)	(160.9)	(44,236.4)	(45,845.2)
Closing balance	238,534.2	47,706.9	31,804.5	8,746,254.5	9,064,300.1

Investment in Bullion
Opening balance	$277,466	$69,790	$23,251	$121,199	$491,706
Creations	131,695	32,872	8,907	61,021	234,495
Redemptions	(24,805)	(5,947)	(1,498)	(8,053)	(40,303)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,472	2,609	(612)	(1,789)	4,680
Transfers of Bullion to pay expenses	(2,112)	(537)	(136)	(870)	(3,655)
Realized gain / (loss) on Bullion transferred to pay expenses	492	263	(27)	87	815
Change in unrealized gain on investment in Bullion	63,049	12,679	4,082	60,050	139,860
Closing balance	$450,257	$111,729	$33,967	$231,645	$827,598

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

For the years ended December 31, 2021, 2020 and 2019, the Sponsor’s Fee was $5,840,480, $3,821,435 and $2,403,544, respectively.

At December 31, 2021 and at December 31, 2020, the fees payable to the Sponsor were $498,389 and $414,184, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2021 and 2020.

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

Aberdeen Standard Investments ETFs Sponsor LLC

Date: February 28, 2022	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2022	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.