Form 10-Q
period 2022-03-31
abrdn Precious Metals Basket ETF Trust
filed 2022-05-09
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34917

abrdn Precious Metals Basket ETF Trust

(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Precious Metals Basket Shares ETF	GLTR	NYSE Arca

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

As of May 5, 2022, abrdn Precious Metals Basket ETF Trust had 12,350,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

abrdn Precious Metals Basket ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

abrdn Precious Metals Basket ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Gold (cost: March 31, 2022: $538,669; December 31, 2021: $473,391)	$658,417	$552,324
Palladium (cost: March 31, 2022: $121,453; December 31, 2021: $103,958)	153,167	120,690
Platinum (cost: March 31, 2022: $46,929; December 31, 2021: $42,229)	44,433	39,108
Silver (cost: March 31, 2022: $267,149; December 31, 2021: $236,355)	308,464	258,889
Total investment in Bullion	1,164,481	971,011
Total assets	1,164,481	971,011

LIABILITIES
Fees payable to Sponsor	574	498
Total liabilities	574	498

NET ASSETS(1)	$1,163,907	$970,513

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2022 were 12,100,000 and at December 31, 2021 were 10,900,000. Net asset values per Share at March 31, 2022 and December 31, 2021 were $96.19 and $89.04, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	339,014.5	$538,669	$658,417	56.57%
Palladium	67,802.9	121,453	153,167	13.16%
Platinum	45,201.9	46,929	44,433	3.82%
Silver	12,430,531.1	267,149	308,464	26.50%
Total investment in Bullion	12,882,550.4	$974,200	$1,164,481	100.05%
Less liabilities			(574)	(0.05)%
Net Assets			$1,163,907	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	305,852.8	$473,391	$552,324	56.90%
Palladium	61,170.6	103,958	120,690	12.44%
Platinum	40,780.4	42,229	39,108	4.03%
Silver	11,214,604.8	236,355	258,889	26.68%
Total investment in Bullion	11,622,408.6	$855,933	$971,011	100.05%
Less liabilities			(498)	(0.05)%
Net Assets			$970,513	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,540	$1,285
Total expenses	1,540	1,285

Net investment loss	(1,540)	(1,285)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	194	308
Realized gain on Bullion distributed for the redemption of Shares	540	8,695
Change in unrealized gain / (loss) on investment in Bullion	75,203	(65,524)
Change in unrealized (loss) on unsettled creations or redemptions	—	(28)
Total gain / (loss) on investment in Bullion	75,937	(56,549)

Change in net assets from operations	$74,397	$(57,834)

Net increase / (decrease) in net assets per Share	$6.66	$(6.34)

Weighted average number of Shares	11,162,778	9,125,000

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	10,900,000	$970,513
Net investment loss		(1,540)
Realized gain on investment in Bullion		734
Change in unrealized gain on investment in Bullion		75,203
Creations	1,250,000	123,461
Redemptions	(50,000)	(4,464)
Closing balance at March 31, 2022	12,100,000	$1,163,907

	Three Months Ended March 31, 2021
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	8,600,000	$841,868
Net investment loss		(1,285)
Realized gain on investment in Bullion		9,003
Change in unrealized (loss) on investment in Bullion		(65,524)
Change in unrealized (loss) on unsettled creations or redemptions		(28)
Creations	1,350,000	129,519
Redemptions	(400,000)	(38,153)
Closing balance at March 31, 2021	9,550,000	$875,400

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$89.04	$97.89
Income from investment operations:
Net investment loss	(0.14)	(0.14)
Total realized and unrealized gains or losses on investment in Bullion	7.29	(6.09)
Change in net assets from operations	7.15	(6.23)

Net asset value per Share at end of period	$96.19	$91.66

Weighted average number of Shares	11,162,778	9,125,000

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	8.03%	(6.36)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Precious Metals Basket ETF Trust (known as Aberdeen Standard Precious Metals Basket ETF Trust prior to March 31, 2022) (the “Trust”) is a common law trust formed on October 18, 2010 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (known as Aberdeen Standard Investments ETFs Sponsor LLC prior to March 1, 2022) (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds bullion in set ratios such that for every 0.03 ounces of gold it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium (together, "Bullion"). The Trust issues abrdn Physical Precious Metals Basket Shares ETF (known as Aberdeen Standard Physical Precious Metals Basket Shares ETF prior to March 31, 2022) (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022). abrdn Inc. is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2022 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

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

abrdn Precious Metals Basket ETF Trust

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

The Trust's Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The Trust's allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2022, approximately 0.76% of the Trust’s palladium, 0.75% of the Trust’s platinum and 25.00% of the Trust's silver was held by one or more sub-custodians. At March 31, 2022 none of the Trust's gold was held by a sub-custodian.

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

abrdn Precious Metals Basket ETF Trust

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2022	December 31, 2021

Level 1
Investment in Bullion	$1,164,481	$971,011

There were no transfers between levels during the three months ended March 31, 2022 or the year ended December 31, 2021.

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At March 31, 2022, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2021, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

abrdn Precious Metals Basket ETF Trust

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2022 or December 31, 2021.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three months ended March 31, 2022 and 2021 are set out below:

(Amounts in 000's of US$, except for ounces data)	Three Months Ended March 31, 2022
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	305,852.8	61,170.6	40,780.4	11,214,604.8	11,622,408.6
Creations	35,017.2	7,003.4	4,669.0	1,283,964.5	1,330,654.1
Redemptions	(1,402.1)	(280.4)	(187.0)	(51,412.5)	(53,282.0)
Transfers of Bullion to pay expenses	(453.4)	(90.7)	(60.5)	(16,625.7)	(17,230.3)
Closing balance	339,014.5	67,802.9	45,201.9	12,430,531.1	12,882,550.4

Investment in Bullion
Opening balance	$552,324	$120,690	$39,108	$258,889	$971,011
Creations	68,151	18,126	4,957	32,227	123,461
Redemptions	(2,561)	(533)	(185)	(1,185)	(4,464)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	390	57	(9)	102	540
Transfers of Bullion to pay expenses	(817)	(206)	(61)	(380)	(1,464)
Realized gain / (loss) on Bullion transferred to pay expenses	115	51	(2)	30	194
Change in unrealized gain on investment in Bullion	40,815	14,982	625	18,781	75,203
Closing balance	$658,417	$153,167	$44,433	$308,464	$1,164,481

(Amounts in 000's of US$, except for ounces data)	Three Months Ended March 31, 2021
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	238,534.2	47,706.9	31,804.5	8,746,254.5	9,064,300.1
Creations	39,483.2	7,896.6	5,264.4	1,447,716.8	1,500,361.0
Redemptions	(11,282.4)	(2,256.5)	(1,504.3)	(413,687.2)	(428,730.4)
Transfers of Bullion to pay expenses	(365.6)	(73.1)	(48.7)	(13,405.4)	(13,892.8)
Closing balance	266,369.4	53,273.9	35,515.9	9,766,878.7	10,122,037.9

Investment in Bullion
Opening balance	$450,257	$111,729	$33,967	$231,645	$827,598
Creations	72,200	18,918	5,926	37,964	135,008
Redemptions	(20,700)	(5,348)	(1,641)	(10,464)	(38,153)
Realized gain on Bullion distributed for the redemption of Shares	4,055	2,139	131	2,370	8,695
Transfers of Bullion to pay expenses	(677)	(167)	(53)	(362)	(1,259)
Realized gain on Bullion transferred to pay expenses	139	64	5	100	308
Change in unrealized (loss) / gain on investment in Bullion	(54,830)	12,509	3,645	(26,848)	(65,524)
Closing balance	$450,444	$139,844	$41,980	$234,405	$866,673

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

For the three months ended March 31, 2022 and 2021, the Sponsor's Fee was $1,540,106 and $1,285,328, respectively.

At March 31, 2022 and at December 31, 2021, the fees payable to the Sponsor were $574,333 and $498,389, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2022 and 2021.

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

abrdn Precious Metals Basket ETF Trust

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

abrdn Precious Metals Basket ETF Trust

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

The Quarter Ended March 31, 2022

The Trust’s NAV increased from $970,513,038 at December 31, 2021 to $1,163,906,466 at March 31, 2022, a 19.93% increase for the quarter. The increase in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 8.20% from $95.24 at December 31, 2021 to $103.05 at March 31, 2022. There was an increase in outstanding Shares, which rose from 10,900,000 Shares at December 31, 2021 to 12,100,000 Shares at March 31, 2022, as a result of 1,250,000 Shares (25 Baskets) being created and 50,000 Shares (1 Basket) being redeemed.

The NAV per Share increased 8.03% from $89.04 at December 31, 2021 to $96.19 at March 31, 2022. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,540,106 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $105.06 at March 8, 2022 was the highest during the quarter, compared with a low of $87.07 at January 6, 2022.

The increase in net assets from operations for the quarter ended March 31, 2022 was $74,396,842, resulting from a realized gain of $194,469 on the transfer of Bullion to pay expenses, a realized gain of $539,953 on Bullion distributed for the redemption of Shares and a change in unrealized gain on investment in Bullion of $75,202,526, offset by the Sponsor’s Fee of $1,540,106. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2022.

The Quarter Ended March 31, 2021

The Trust's NAV increased from $841,868,238 at December 31, 2020 to $875,399,804 at March 31, 2021, a 3.98% increase for the quarter. The increase in the Trust's NAV resulted primarily from an increase in outstanding Shares, which rose from 8,600,000 Shares at December 31, 2020 to 9,550,000 Shares at March 31, 2021, as a result of 1,350,000 Shares (27 Baskets) being created and 400,000 Shares (8 Baskets) being redeemed. There was, however, a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the "Proportionate Price"), which declined 6.23% from $104.09 at December 31, 2020 to $97.61 at March 31, 2021.

The NAV per Share decreased 6.36% from $97.89 at December 31, 2020 to $91.66 at March 31, 2021. The Trust's NAV per Share fell slightly more than Proportionate Price on a percentage basis due to the Sponsor's Fee, which was $1,285,328 for the quarter, or 0.60% of the Trust's ANAV on an annualized basis.

The NAV per Share of $101.09 at January 4, 2021 was the highest during the quarter, compared with a low of $90.96 at March 8, 2021.

The decrease in net assets from operations for the quarter ended March 31, 2021 was $57,834,143, resulting from a realized gain of $308,277 on the transfer of Bullion to pay expenses and a realized gain of $8,695,199 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $65,524,358, a change in unrealized loss on unsettled creations of $27,933 and the Sponsor's Fee of $1,285,328. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended March 31, 2021.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Risks Related to Bullion

In response to Russia’s invasion of Ukraine, the LBMA suspended six Russian refiners (all of which refine gold and five of which refine silver) on March 7, 2022, and the LPPM suspended two government-owned Russian platinum and palladium refiners. New productions by such refiners will no longer be accepted as “Good Deliver” by the LBMA and LPPM until further notice. The bars and sponges these refiners previously produced will still be considered Good Delivery, consistent with past suspensions of refiners by the LBMA and LPPM. Fewer suppliers to the LBMA and LPPM may lead to lower supply of Good Delivery Bullion and further volatility in the price of Bullion.

General Risks

Armed conflict can result in significant disruptions to the commodities markets and could adversely affect the price of the Shares.

On February 24, 2022, Russia commenced an invasion of Ukraine. In response to such conflict or for other reasons, governments have imposed and may impose additional economic sanctions against Russia, certain other countries, entities and/or individuals. Economic sanctions and other similar governmental actions could, among other things, prevent or prohibit certain entities or individuals from participating in the bullion and commodities markets or otherwise impact the functioning of those markets. Such actions could affect the value of Bullion held by the Fund. Sanctions could also result in countermeasures or retaliatory actions, which may impact the value of Bullion. Although it is not possible to predict the impact that any sanctions and retaliatory actions may have on the Fund, such events could significantly harm the value of the Fund's shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2022:

25 Baskets were created.

1 Basket was redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Palladium	Platinum	Silver
January 2022	1	50,000	0.028	0.006	0.004	1.028
February 2022	—	—	—	—	—	—
March 2022	—	—	—	—	—	—
	1	50,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

abrdn Precious Metals Basket ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 9, 2022	/s/ Steven Dunn
Steven Dunn*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.