Form 10-Q
period 2022-06-30
abrdn Precious Metals Basket ETF Trust
filed 2022-08-05
CIK 1483386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_______________to_______________

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

As of August 3, 2022, abrdn Precious Metals Basket ETF Trust had 11,900,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

abrdn Precious Metals Basket ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

abrdn Precious Metals Basket ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: June 30, 2022: $560,686; December 31, 2021: $473,391)	$635,401	$552,324
Palladium (cost: June 30, 2022: $126,507; December 31, 2021: $103,958)	132,046	120,690
Platinum (cost: June 30, 2022: $48,238; December 31, 2021: $42,229)	42,290	39,108
Silver (cost: June 30, 2022: $276,748; December 31, 2021: $236,355)	261,766	258,889
Total investment in Bullion	1,071,503	971,011
Total assets	1,071,503	971,011

LIABILITIES
Fees payable to Sponsor	532	498
Total liabilities	532	498

NET ASSETS(1)	$1,070,971	$970,513

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2022 were 12,500,000 and at December 31, 2021 were 10,900,000. Net asset values per Share at June 30, 2022 and December 31, 2021 were $85.68 and $89.04, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	349,697.7	$560,686	$635,401	59.33%
Palladium	69,939.6	126,507	132,046	12.33%
Platinum	46,626.4	48,238	42,290	3.95%
Silver	12,822,252.8	276,748	261,766	24.44%
Total investment in Bullion	13,288,516.5	$1,012,179	$1,071,503	100.05%
Less liabilities			(532)	(0.05)%
Net Assets			$1,070,971	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	305,852.8	$473,391	$552,324	56.90%
Palladium	61,170.6	103,958	120,690	12.44%
Platinum	40,780.4	42,229	39,108	4.03%
Silver	11,214,604.8	236,355	258,889	26.68%
Total investment in Bullion	11,622,408.6	$855,933	$971,011	100.05%
Less liabilities			(498)	(0.05)%
Net Assets			$970,513	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,704	$1,474	$3,244	$2,759
Total expenses	1,704	1,474	3,244	2,759

Net investment loss	(1,704)	(1,474)	(3,244)	(2,759)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	259	309	453	617
Realized gain on Bullion distributed for the redemption of Shares	1,537	—	2,077	8,695
Change in unrealized (loss) / gain on investment in Bullion	(130,957)	32,504	(55,754)	(33,021)
Change in unrealized (loss) on unsettled creations or redemptions	—	—	—	(28)
Total (loss)/gain on investment in Bullion	(129,161)	32,813	(53,224)	(23,737)

Change in net assets from operations	$(130,865)	$31,339	$(56,468)	$(26,496)

Net increase / (decrease) in net assets per Share	$(10.52)	$3.12	$(4.78)	$(2.76)

Weighted average number of Shares	12,436,264	10,039,560	11,803,039	9,584,807

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	12,100,000	$1,163,907	9,550,000	$875,400
Net investment loss		(1,704)		(1,474)
Realized gain on investment in Bullion		1,796		309
Change in unrealized (loss)/gain on investment in Bullion		(130,957)		32,504
Creations	600,000	55,651	1,150,000	113,787
Redemptions	(200,000)	(17,722)	—	—
Closing balance	12,500,000	$1,070,971	10,700,000	$1,020,526

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	10,900,000	$970,513	8,600,000	$841,868
Net investment loss		(3,244)		(2,759)
Realized gain on investment in Bullion		2,530		9,312
Change in unrealized (loss) on investment in Bullion		(55,754)		(33,021)
Change in unrealized (loss) on unsettled creations or redemptions		—		(28)
Creations	1,850,000	179,112	2,500,000	243,307
Redemptions	(250,000)	(22,186)	(400,000)	(38,153)
Closing balance	12,500,000	$1,070,971	10,700,000	$1,020,526

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$96.19	$91.66	$89.04	$97.89
Income from investment operations:
Net investment loss	(0.14)	(0.15)	(0.27)	(0.29)
Total realized and unrealized gains or losses on investment in Bullion	(10.37)	3.87	(3.09)	(2.22)
Change in net assets from operations	(10.51)	3.72	(3.36)	(2.51)

Net asset value per Share at end of period	$85.68	$95.38	$85.68	$95.38

Weighted average number of Shares	12,436,264	10,039,560	11,803,039	9,584,807

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(10.93)%	4.06%	(3.77)%	(2.56)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of June 30, 2022, and for the three and six month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

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

The Trust’s Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The Trust’s allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2022, approximately 0.73% of the Trust’s palladium, 0.73% of the Trust’s platinum and 24.35% of the Trust’s silver was held by one or more sub-custodians. At June 30, 2022 none of the Trust’s gold was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2022	December 31, 2021
Level 1
Investment in Bullion	$1,071,503	$971,011

There were no transfers between levels during the six months ended June 30, 2022 or the year ended December 31, 2021.

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At June 30, 2022, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2021, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

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

The amount of Bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of Bullion to be delivered or distributed by the Trust. In order to ensure that the correct amount of Bullion is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor’s Fee in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of Bullion.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2022 or December 31, 2021.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and six months ended June 30, 2022 and 2021 are set out below:

	Three Months Ended June 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	339,014.5	67,802.9	45,201.9	12,430,531.1	12,882,550.4
Creations	16,793.6	3,358.8	2,239.1	615,766.1	638,157.6
Redemptions	(5,595.0)	(1,119.0)	(745.9)	(205,147.1)	(212,607.0)
Transfers of Bullion to pay expenses	(515.4)	(103.1)	(68.7)	(18,897.3)	(19,584.5)
Closing balance	349,697.7	69,939.6	46,626.4	12,822,252.8	13,288,516.5

Investment in Bullion
Opening balance	$658,417	$153,167	$44,433	$308,464	$1,164,481
Creations	31,802	7,263	2,152	14,434	55,651
Redemptions	(10,295)	(2,212)	(721)	(4,494)	(17,722)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,333	189	(51)	66	1,537
Transfers of Bullion to pay expenses	(999)	(231)	(67)	(449)	(1,746)
Realized gain / (loss) on Bullion transferred to pay expenses	176	45	(4)	42	259
Change in unrealized loss on investment in Bullion	(45,033)	(26,175)	(3,452)	(56,297)	(130,957)
Closing balance	$635,401	$132,046	$42,290	$261,766	$1,071,503

	Three Months Ended June 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	266,369.4	53,273.9	35,515.9	9,766,878.7	10,122,037.9
Creations	33,781.3	6,756.2	4,504.2	1,238,644.3	1,283,686.0
Redemptions	—	—	—	—	—
Transfers of Bullion to pay expenses	(413.2)	(82.6)	(55.1)	(15,148.7)	(15,699.6)
Closing balance	299,737.5	59,947.5	39,965.0	10,990,374.3	11,390,024.3

Investment in Bullion
Opening balance	$450,444	$139,844	$41,980	$234,405	$866,673
Creations	61,180	18,705	5,297	33,003	118,185
Redemptions	—	—	—	—	—
Realized gain on Bullion distributed for the redemption of Shares	—	—	—	—	—
Transfers of Bullion to pay expenses	(735)	(226)	(67)	(393)	(1,421)
Realized gain on Bullion transferred to pay expenses	113	100	11	85	309
Change in unrealized gain / (loss) on investment in Bullion	17,480	3,855	(4,898)	16,067	32,504
Closing balance	$528,482	$162,278	$42,323	$283,167	$1,016,250

abrdn Precious Metals Basket ETF Trust

	Six Months Ended June 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	305,852.8	61,170.6	40,780.4	11,214,604.8	11,622,408.6
Creations	51,810.8	10,362.2	6,908.1	1,899,730.6	1,968,811.7
Redemptions	(6,997.1)	(1,399.4)	(932.9)	(256,559.6)	(265,889.0)
Transfers of Bullion to pay expenses	(968.8)	(193.8)	(129.2)	(35,523.0)	(36,814.8)
Closing balance	349,697.7	69,939.6	46,626.4	12,822,252.8	13,288,516.5

Investment in Bullion
Opening balance	$552,324	$120,690	$39,108	$258,889	$971,011
Creations	99,953	25,389	7,109	46,661	179,112
Redemptions	(12,856)	(2,745)	(906)	(5,679)	(22,186)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,723	246	(60)	168	2,077
Transfers of Bullion to pay expenses	(1,816)	(437)	(128)	(829)	(3,210)
Realized gain / (loss) on Bullion transferred to pay expenses	291	96	(6)	72	453
Change in unrealized loss on investment in Bullion	(4,218)	(11,193)	(2,827)	(37,516)	(55,754)
Closing balance	$635,401	$132,046	$42,290	$261,766	$1,071,503

	Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	238,534.2	47,706.9	31,804.5	8,746,254.5	9,064,300.1
Creations	73,264.5	14,652.9	9,768.6	2,686,361.1	2,784,047.1
Redemptions	(11,282.4)	(2,256.5)	(1,504.3)	(413,687.2)	(428,730.4)
Transfers of Bullion to pay expenses	(778.8)	(155.8)	(103.8)	(28,554.1)	(29,592.5)
Closing balance	299,737.5	59,947.5	39,965.0	10,990,374.3	11,390,024.3

Investment in Bullion
Opening balance	$450,257	$111,729	$33,967	$231,645	$827,598
Creations	133,380	37,623	11,224	70,967	253,194
Redemptions	(20,700)	(5,348)	(1,641)	(10,464)	(38,153)
Realized gain on Bullion distributed for the redemption of Shares	4,055	2,139	131	2,370	8,695
Transfers of Bullion to pay expenses	(1,412)	(393)	(120)	(755)	(2,680)
Realized gain on Bullion transferred to pay expenses	252	164	16	185	617
Change in unrealized (loss) / gain on investment in Bullion	(37,350)	16,364	(1,254)	(10,781)	(33,021)
Closing balance	$528,482	$162,278	$42,323	$283,167	$1,016,250

abrdn Precious Metals Basket ETF Trust

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

For the three months ended June 30, 2022 and 2021, the Sponsor’s Fee was $1,703,897 and $1,473,939, respectively. For the six months ended June 30, 2022 and 2021, the Sponsor’s Fee was $3,244,003 and $2,759,267, respectively.

At June 30, 2022 and at December 31, 2021, the fees payable to the Sponsor were $532,488 and $498,389, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2022 and 2021.

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

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

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

abrdn Precious Metals Basket ETF Trust

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

The Quarter Ended June 30, 2022

The Trust’s NAV decreased from $1,163,906,466 at March 31, 2022 to $1,070,970,687 at June 30, 2022, a 7.98% decrease for the quarter. The decrease in the Trust’s NAV resulted from a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 10.80% from $103.05 at March 31, 2022 to $91.92 at June 30, 2022. There was an increase in outstanding Shares, which rose from 12,100,000 Shares at March 31, 2022 to 12,500,000 Shares at June 30, 2022, as a result of 600,000 Shares (12 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed.

The NAV per Share decreased 10.93% from $96.19 at March 31, 2022 to $85.68 at June 30, 2022. The Trust’s NAV per Share fell slightly more than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,703,897 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $98.69 at April 13, 2022 was the highest during the quarter, compared with a low of $85.68 at June 30, 2022.

The decrease in net assets from operations for the quarter ended June 30, 2022 was $130,865,051, resulting from a realized gain of $258,545 on the transfer of Bullion to pay expenses and a realized gain of $1,536,836 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $130,956,545 and the Sponsor’s Fee of $1,703,897. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2022.

The Six Months Ended June 30, 2022

The Trust’s NAV increased from $970,513,038 at December 31, 2021 to $1,070,970,687 at June 30, 2022, a 10.35% increase for the six months. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 10,900,900 Shares at December 31, 2021 to 12,500,000 Shares at June 30, 2022, as a result of 1,850,000 Shares (37 Baskets) being created and 250,000 Shares (5 Baskets) being redeemed. There was, however, a decrease in the Proportionate Price, which declined 3.49% from $95.24 at December 31, 2021 to $91.92 at June 30, 2022.

abrdn Precious Metals Basket ETF Trust

The NAV per Share decreased 3.77% from $89.04 at December 31, 2021 to $85.68 at June 30, 2022. The Trust’s NAV per Share fell slightly more than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $3,244,003 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $105.06 at March 8, 2022 was the highest during the period, compared with a low of $85.68 at June 30, 2022.

The decrease in net assets from operations for the six months ended June 30, 2022 was $56,468,209, resulting from a realized gain of $453,024 on the transfer of Bullion to pay expenses and a realized gain of $2,076,789 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $55,754,019 and the Sponsor’s Fee of $3,244,003. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

abrdn Precious Metals Basket ETF Trust

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Risks Related to Bullion

On March 7, 2022, in response to Russia’s invasion of Ukraine, the LBMA suspended six Russian refiners (all of which refine gold and five of which refine silver) on March 7, 2022, and the LPPM suspended two government-owned Russian platinum and palladium refiners. New productions by such refiners will no longer be accepted as “Good Deliver” by the LBMA and LPPM until further notice. The bars and sponges these refiners previously produced will still be considered Good Delivery, consistent with past suspensions of refiners by the LBMA and LPPM. Fewer suppliers to the LBMA and LPPM may lead to lower supply of Good Delivery Bullion and further volatility in the price of Bullion.

On June 26, 2022, Canada, Japan, the United Kingdom, and the United States announced sanctions that prevent Russia gold from entering their respective countries. The import ban will only apply to newly mined or refined gold and does not impact Russian-origin gold previously exported from Russia. On August 3, 2022, Switzerland announced sanctions that ban buying, importing or transporting gold and gold products from Russia, as well as services in connection with said gold and gold products. Although it is not possible to predict the impact that these sanctions may have, such sanctions could impact the operations of the Trust and its service providers and could significantly harm the value of the Trust's Shares.

General Risks

Armed conflict can result in significant disruptions to the commodities markets and could adversely affect the price of the Shares.

On February 24, 2022, Russia commenced an invasion of Ukraine. In response to such conflict or for other reasons, governments have imposed and may impose additional economic sanctions against Russia, certain other countries, entities and/or individuals. Economic sanctions and other similar governmental actions could, among other things, prevent or prohibit certain entities or individuals from participating in the bullion and commodities markets or otherwise impact the functioning of those markets. Such actions could affect the value of Bullion held by the Fund. Sanctions could also result in countermeasures or retaliatory actions, which may impact the value of Bullion. Although it is not possible to predict the impact that any sanctions and retaliatory actions may have on the Fund, such events could significantly harm the value of the Fund’s shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2022:

12 Baskets were created.

4 Baskets were redeemed.

			Average ounces of Bullion per Share
Period	Total Baskets Redeemed	Total Shares Redeemed	Gold	Palladium	Platinum	Silver
April 2022	—	—	—	—	—	—
May 2022	1	50,000	0.028	0.006	0.004	1.026
June 2022	3	150,000	0.028	0.006	0.004	1.026
	4	200,000	0.028	0.006	0.004	1.026

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

abrdn Precious Metals Basket ETF Trust

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

abrdn Precious Metals Basket ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 5, 2022	/s/ Steven Dunn
Steven Dunn*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.