Form 10-K
period 2022-12-31
abrdn Precious Metals Basket ETF Trust
filed 2023-03-01
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2022 as reported by the NYSE Arca, Inc. on that date: $1,066,625,025.

As of February 23, 2023, abrdn Precious Metals Basket ETF Trust had 11,250,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Precious Metals Basket ETF Trust (known as Aberdeen Standard Precious Metals Basket ETF Trust prior to March 31, 2022) (the “Trust”) is to own, in an agreed proportion, gold, silver, platinum and palladium (collectively, “Bullion”) transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of Bullion. The Trust was formed on October 18, 2010 when an initial deposit of Bullion was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (known as Aberdeen Standard ETFs Sponsor LLC prior to March 1, 2022) (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $970,513,038 at December 31, 2021 to $1,007,501,383 at December 31, 2022, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 10,900,000 Shares at December 31, 2021 to 11,350,000 Shares at December 31, 2022.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding physical Bullion. The Shares offer an investment that:

• Easily Accessible and Relatively Cost Effective. Investors can access the gold, silver, platinum, and palladium markets through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use Bullion by using the Shares instead of using the traditional means of purchasing, trading and holding Bullion and for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of physical Bullion.

• Exchange Traded and Transparent. The Shares trade on the NYSE Arca, providing investors with an efficient means to implement various investment strategies. The Shares are eligible for margin accounts and are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Furthermore, the value of the Trust’s holdings are reported on the Trust’s website daily.

• Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or plate or ingot of which is held temporarily to effect a creation or redemption of Shares). Physical bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the Bullion temporarily being held in an unallocated Bullion account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account is not segregated from the Custodian’s assets...” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. From 2009 to 2019, the European Central Bank and other central banks of Europe operated under a series of four Central Bank Gold Agreements (“CBGA”). The CBGA limited the amount of gold that these banks were allowed to sell for the duration of each agreement, helping to stabilize the gold market. The CBGA had the desired effect, and the gold market has become more balanced, eliminating the need for a formal agreement going forward. According to statistics provided by the World Gold Council, as of Q4 2022, central banks are estimated to hold approximately 35,715 tonnes (“tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 17% of existing above-ground stocks.

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

World Gold Supply and Demand 2012-2021 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2012 to 2021 and is based on information reported by the World Gold Council.

(tonnes)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Supply
Mine production	2,957	3,167	3,270	3,361	3,510	3,573	3,655	3,595	3,472	3,569
Recycling	1,637	1,195	1,130	1,067	1,232	1,112	1,132	1,276	1,293	1,136
Net Hedging Supply	(45)	(28)	105	13	38	(26)	(12)	6	(39)	(23)
Total supply	4,549	4,334	4,505	4,441	4,779	4,660	4,775	4,876	4,726	4,682

Demand
Jewelry Fabrication	2,141	2,735	2,544	2,479	2,019	2,257	2,290	2,152	1,324	2,231
Jewelry Consumption	2,157	2,728	2,534	2,461	2,105	2,242	2,250	2,127	1,398	2,148
Jewelry Inventory	(16)	7	10	18	(86)	15	40	25	(74)	83
Technology	382	356	348	332	323	333	335	326	303	330
Electronics	289	279	278	262	256	266	268	262	249	272
Dentistry	28	23	20	19	18	16	15	14	12	11
Other Industrial	65	54	51	51	50	51	51	50	42	47
Investment	1,621	798	901	967	1,614	1,315	1,164	1,271	1,796	1,002
Total bar and coin	1,322	1,730	1,067	1,091	1,073	1,044	1,090	871	904	1,191
Bars	1,023	1,357	781	790	797	780	776	583	542	811
Official Coins	187	271	205	224	208	188	242	221	293	295
Medals/Imitation Coins	112	101	81	76	68	76	73	67	69	85
ETFs & similar products	299	(932)	(166)	(124)	541	271	74	400	892	(189)
Central banks & other inst.	569	629	601	580	395	379	656	605	255	450
Gold Demand	4,713	4,518	4,395	4,357	4,351	4,284	4,445	4,355	3,678	4,013
OTC and other*	(165)	(184)	110	84	428	376	330	522	1,048	670
Total Demand	4,549	4,334	4,505	4,441	4,779	4,660	4,775	4,876	4,726	4,682
LBMA Gold Price (US$/oz)	1,669	1,411	1,266	1,160	1,251	1,257	1,268	1,393	1,770	1,799

Source: World Gold Council Gold Survey 2022 (Metals Focus, Refinitiv GFMS, ICE Benchmark Administration, World Gold Council)

*This number captures demand in the OTC market (for which data is not readily available), changes to inventories on commodity exchanges, any unobserved changes in fabrication inventories and any statistical residual. It is the difference between total supply and gold demand.

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 2.3% per annum. Of the three sources of supply, mine production accounts for 76.3% in 2021. Recycled gold volumes have ranged from 1,067 tonnes to 1,637 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. Industrial demand has fluctuated between 7.4% and 8.3% of total demand over the past 10 years. Exchange traded product inventory build had seen strong growth through 2012, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. Exchange traded product inventory build has been positive each year from 2016 to 2020, but fell off in 2021. During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Retail coin and bar demand tapered off in 2019, but picked back up in 2020 and 2021. Investor inflows into ETFs returned in 2019 and 2020 amid heightened market uncertainty but saw 189 tonnes of outflows in 2021.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2021 to December 31, 2022.

Source: Bloomberg, abrdn. Chart data from 12/31/2012 to 12/31/2022. Gold Price = GOLDLNPM Index.

The price of gold tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The price of gold peaked at $1,943.20 per ounce in January 2021 as the uncertainties regarding the pandemic drove prices higher. 2021 proved to be a volatile year for gold as major market events and continued pandemic uncertainty, coupled with new variants, allowed gold to remain in the investment picture during the year. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2021. Continued low real interest rates, tepid economic growth, and concerns regarding the recovery of the pandemic were key tailwinds for gold that sparked a return of investor interest. 2022 proved to be another volatile year for gold as the price climbed as high as $2,039.05 per ounce in the weeks following Russia’s invasion of Ukraine. Aggressive interest rate hikes by the U.S. Federal Reserve coupled and a strengthening of the US Dollar saw ETF holders liquidate as the price of gold dropped as low as $1,628.75 per ounce on November 3, 2022. However, increased demand from central banks, along with the weakening of the U.S. Dollar, sparked a Q4 rally that saw the price of gold climb to $1,813.75 per ounce to close the year.

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2022, the identifiable silver bullion inventories are as follows:

Identifiable Silver Bullion Inventories*

Million ounces	2019	2020	2021	Y/Y
London Vaults	1,162.2	1,080.5	1,161.0	7%
Comex	317.2	396.5	355.7	-10%
SGE	108.2	130.0	73.9	-43%
SHFE	63.2	95.2	75.9	-20%
Total	1,650.8	1,702.3	1,666.9	-2%

*Year-end; Source: Metals Focus, LBMA, Comex, SGE, SHFE.

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

World Silver Supply and Demand 2012-2021

The following table sets forth a summary of the world silver supply and demand for the period from 2012 to 2021 and is based on information reported by the World Silver Survey 2022, published by The Silver Institute.

(in millions of ounces)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Supply
Mine Production	796	845	882	897	900	864	850	836	781	823
Recycling	216	180	161	147	146	147	149	148	162	173
Net Hedging Supply	—	—	11	2	—	—	—	15	9	—
Net Official Sector Sales	4	2	1	1	1	1	1	1	1	2
Total Supply	1,016	1,027	1,055	1,047	1,047	1,012	1,000	1,000	953	997

Demand
Industrial Fabrication	451	449.6	438.9	441.1	475.3	503.6	499.6	498.1	464.9	508.2
…of which photovoltaics	55	50.5	48.4	54.1	93.7	101.8	92.5	98.7	101.0	113.7
Photography	53	45.8	43.6	41.2	37.8	35.1	33.8	32.7	27.8	28.7
Jewelry	159	186.9	192.9	201.7	188.4	195.2	201.9	200.3	149.8	181.4
Silverware	41	46.5	53.6	57.9	53.9	59.6	67.6	62.1	32.4	42.7
Net Physical Investment	242	300.6	283.1	310.4	212.0	155.7	165.2	186.8	205.0	278.7
Net Hedging Demand	40	29.3	—	—	12.0	2.1	7.7	—	—	9.4
Total Demand	985	1,058.7	1,012.0	1,052.3	979.4	951.3	975.7	980.0	880.0	1,049.0

Market Balance	31	(31.4)	43.2	(5.0)	67.5	60.6	24.3	19.8	73.0	(51.8)
Net Investment in ETPS	54	4.7	(0.3)	(17.1)	53.9	7.2	(21.4)	83.3	331.1	64.9
Market Balance less ETPS	(23)	(36.2)	43.5	12.1	13.6	53.5	45.7	(63.4)	(258.1)	(116.7)
LBMA, Silver Price (US$/oz)	31	23.8	19.1	15.7	17.1	17.1	15.7	16.2	20.6	25.1

Source: The Silver Institute - World Silver Survey 2022 (Metals Focus)

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

Industrial applications and jewelry demand accounted for over 65% of total demand in 2021. Photography has been taking a lower share of overall silver demand falling from 5% in 2012 to 3% in 2021, while photovoltaic demand has risen in recent years accounting for 11% in 2021. Investment in ETP’s rose significantly in 2020 and represented 28% of demand in 2020.

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

Source: Bloomberg, abrdn. Chart data from 12/31/2012 to 12/31/2022. Silver Price = SLVRLND Index.

Starting in early 2011, when prices peaked at $48.44 per ounce, silver prices began a downward trend, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which led some investors to revise their expectations of the effects of monetary expansion) were some of the drivers behind the fall in silver prices from 2011 to 2019. Silver reversed course in 2020, as prices rose 46.75%, closing at $26.49 per ounce, making it the top performer of the four metals (gold, silver, platinum, palladium). In 2021, silver took a slight step back after its historic performance in 2020, as it returned -14% (as of December 31, 2021). As the world emerged out of the pandemic, silver took a backseat to riskier asset classes such as equities which is a reason for its negative performance during the year. 2022 was a volatile year for silver, as the price reached $26.41 per ounce in the weeks following Russia’s invasion of Ukraine, up more than 13% from the end of 2021. However, the price of silver fell as low as $17.81 per ounce at the beginning of September, as the risk of diminishing global economic growth, and aggressive interest rate hikes by the US Federal Reserve caused the U.S. Dollar to strengthen and silver prices to weaken. The potential of a weakening U.S. Dollar, amidst low silver inventory levels and a reopening Chinese economy, sparked a Q4 rally that saw the price of silver climb 25.9% over the quarter to close the year at $23.95 per ounce. Despite the volatile year, in 2022 the price of silver rose 2.8% above its 2021 closing price.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 84% of platinum supply and 78% of palladium supply in 2021.

Platinum

World Platinum Supply and Demand 2012-2021

The following table sets forth a summary of the world platinum supply and demand from 2012 to 2021 and is based on information reported by Johnson Matthey, PGM Market Report.

(thousands of ounces)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Supply
South Africa	4,110	4,208	3,546	4,572	4,392	4,450	4,467	4,344	3,222	4,611
Russia	801	736	700	670	714	720	687	721	699	638
North America	306	318	340	339	370	368	346	360	331	276
Zimbabwe	337	410	401	400	489	466	474	451	482	465
Others	126	174	167	158	162	157	152	154	202	207
Total Supply	5,680	5,846	5,154	6,139	6,127	6,161	6,126	6,030	4,936	6,197

Demand by Application
Autocatalyst	3,158	2,937	3,062	3,273	3,339	3,061	2,815	2,598	2,045	2,353
Chemical	452	522	576	502	477	453	654	665	616	638
Dental & Biomedical	223	217	214	215	218	238	241	254	233	251
Electrical & Electronics	176	219	225	228	232	224	228	214	221	266
Glass	153	102	143	227	247	314	501	441	476	913
Investment	450	871	277	451	620	361	67	1,131	1,022	(28)
Jewelry	2,783	2,984	2,839	2,746	2,413	2,385	2,258	2,073	1,656	1,478
Petroleum	112	146	172	140	186	228	379	258	335	236
Pollution Control	—	—	—	—	—	184	196	192	176	199
Other	395	419	468	494	535	530	531	542	417	446
Total Gross Demand	7,902	8,417	7,976	8,276	8,267	7,978	7,870	8,368	7,197	6,752

Recycling
Autocatalyst	(1,120)	(1,199)	(1,255)	(1,136)	(1,132)	(1,249)	(1,332)	(1,389)	(1,154)	(1,235)
Electrical	(22)	(24)	(28)	(30)	(32)	(35)	(38)	(40)	(38)	(44)
Jewellery	(895)	(790)	(762)	(574)	(738)	(746)	(699)	(663)	(510)	(380)
Total Recycling	(2,037)	(2,013)	(2,045)	(1,740)	(1,902)	(2,030)	(2,069)	(2,092)	(1,702)	(1,659)

Total Net Demand	5,865	6,404	5,931	6,536	6,365	5,948	5,801	6,276	5,495	5,093

Movements in Stocks	(185)	(558)	(777)	(397)	(238)	213	325	(246)	(559)	1,104

Source: Johnson Matthey PGM Market Reports (2017 - 2022)

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 74% of total mine supply in 2021. Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 12.1% of total mine supply over the past ten years. Scrap supply from recycling of autocatalyst and other sources have accounted for about 25% over the last 10 years.

Over the past decade, jewelry demand for platinum peaked at 35.6% of total demand in 2014. Jewelry demand has since declined to 21.9% of total demand in 2021, following a consistent downward trend. Autocatalyst demand for platinum accounted for nearly 35% of total demand at the end of 2021. Following two consecutive years of growth, investment demand fell from a high of 14.2% in 2020 into negative territory in 2021 at (0.41%). Glass demand more than doubled in 2021, reaching a high of 13.52% of total demand. China accounted for more than 43% of the year over year increase, as Chinese glass companies purchased record amounts of platinum for current and future expansion projects. Previously tracked under Autocatalyst demand, since 2017 pollution control demand has increased from 2.31% to 2.95% of total demand. Pollution control demand captures the production demand of non-road vehicles such as agricultural equipment and industrial machinery as well as small engines and stationary source emissions control in factories, which use technology that is similar to autocatalysts.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2012 to December 31, 2022 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn. Chart data from 12/31/2012 to 12/31/2022. Platinum Price = PLTMLNPM Index.

In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for more than 72% of the world’s supply of platinum. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017, and platinum continued to fall in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply. Platinum prices bounced back, rising 19.9% to $952 per ounce at the end of 2019. After seeing the price fall as low as $593 per ounce on March 19, 2020, platinum rebounded from pandemic lows and finished the year at $1,068 per ounce. The steep climb in palladium price has led some investors to conclude that platinum appears under-valued, in view of its potential to substitute for palladium in automotive applications in the future. Additionally, the outlook for mining in South Africa is increasingly uncertain, with producers facing steep increases in electricity prices, periodic disruption to power supplies and a risk of industrial action during forthcoming wage negotiations. Similarly to other precious metals, platinum took a back seat to risky assets during 2021 as it returned -10% (as of December 31, 2021). The autocatalyst market took a major step back in 2020, largely related to the pandemic, which was a major reason for the negative price performance in 2021.

The price of Platinum reached as high as $1,151 per ounce on March 8, 2022, as Russian’s invasion of Ukraine, production bottlenecks and supply constraints pushed prices higher. However, while each of the precious metals (Gold, Silver, Palladium) saw prices fluctuate throughout the year, Platinum’s volatility was much more pronounced within the first quarter as the price fell roughly 15% by March 31st, to close the first quarter at $983 per ounce. Aggressive interest rate hikes by the U.S. Federal Reserve, a strong U.S. Dollar and risks of diminishing global economic growth exerted additional pressure on prices, as the price of platinum fell as low as $831 per ounce on July 14th, 2022. Through the end of the year, increasing autocatalyst demand and a growing substitution of platinum for palladium contributed to ongoing physical market tightness, despite a global surplus, which saw the price of platinum increase roughly 24% from July 14th through December 31st. As a result of the rally to end the year, Platinum was the strongest performing precious metal in 2022, as the spot price increased 7.5% to $1,031/oz. during the year.

Palladium

World Palladium Supply and Demand 2012-2021

The following table sets forth a summary of the world palladium supply and demand for the period from 2012 to 2021 and is based on information reported by Johnson Matthey, PGM Market Report.

(thousands of ounces)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Supply
South Africa	2,359	2,464	2,126	2,683	2,570	2,547	2,543	2,588	1,975	2,652
Russia	2,887	2,628	2,589	2,434	2,781	2,452	2,976	2,987	2,636	2,689
North America	811	831	893	872	917	956	978	1,010	956	874
Zimbabwe	266	322	327	320	396	386	393	379	410	392
Others	162	152	160	144	129	131	135	140	185	187
Total Supply	6,485	6,397	6,095	6,453	6,793	6,472	7,025	7,104	6,162	6,794

Demand by Application
Autocatalyst	6,673	7,069	7,518	7,691	8,042	8,423	8,837	9,653	8,503	8,340
Chemical	524	378	313	449	419	435	605	511	524	589
Dental & Biomedical	510	457	464	468	429	398	364	320	228	210
Electrical & Electronics	1,190	1,017	970	903	872	844	768	711	634	655
Investment	467	(8)	943	(659)	(646)	(386)	(574)	(87)	(190)	17
Jewelry	442	354	272	220	189	167	148	128	85	91
Pollution Control	—	—	—	—	—	78	87	88	76	96
Other	104	109	111	134	157	91	117	121	94	99
Total Gross Demand	9,910	9,376	10,591	9,206	9,462	10,050	10,352	11,445	9,954	10,097

Recycling
Autocatalyst	(1,675)	(1,899)	(2,117)	(1,931)	(1,986)	(2,357)	(2,624)	(2,916)	(2,686)	(2,891)
Electrical	(443)	(463)	(474)	(475)	(481)	(479)	(475)	(477)	(450)	(463)
Jewellery	(194)	(157)	(89)	(46)	(21)	(21)	(12)	(12)	(9)	(9)
Total Recycling	(2,312)	(2,519)	(2,680)	(2,452)	(2,488)	(2,857)	(3,111)	(3,405)	(3,145)	(3,363)

Total Net Demand	7,598	6,857	7,911	6,754	6,974	7,193	7,241	8,040	6,809	6,734

Movements in Stocks	(1,113)	(460)	(1,816)	(301)	(181)	(721)	(216)	(936)	(647)	60

Source: Johnson Matthey PGM Market Reports (2017 - 2022)

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 41% of supply over the past 10 years. South Africa has, on average, supplied approximately 37% of production over the past 10 years. In 2021, Russia provided 39.6% of mine supplies, while South Africa produced 39%. North America contributed approximately 13% of mine supply in 2021. Scrap supply, from recycling of autocatalyst and other sources, has accounted for an average of roughly 32% of total supply over the last 5 years, up from 26% in 2012. Autocatalysts continue to be the largest component of palladium demand, representing nearly 83% of total demand in 2021, down from a high of 85% of total demand in 2020. Jewelry demand for palladium has tapered off considerably over the last 10 years, contributing only 0.9% of total demand in 2021, down from a high of 4.5% in 2012 . Other industrial demand (chemical, dental and electrical) has fallen from 22.4% of total demand in 2012 to 14.4% of total demand in 2021. Since 2017 pollution control demand has increased from 0.8% to 1% of total demand. Pollution control demand captures the production demand for emissions control in non-automotive applications.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2012 to December 31, 2022 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn. Chart data from 12/31/2012 to 12/31/2022. Palladium Price = PLDMLNPM Index.

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

The price of Palladium reached a record high of $3,015 per ounce on March 7, 2022, as Russian’s invasion of Ukraine infused uncertainty into global markets and created additional price pressure that pushed the price of palladium nearly 53% above its 2021 close. While each of the precious metals (Gold, Silver, Platinum) saw prices fluctuate throughout the year, the price of palladium showed greater correlation with the price of Platinum during the first quarter. The price of palladium fell by roughly 25% between March 8th and March 31st, ending the first quarter at a price of $2,259 per ounce. On June 14th, 2022 the price of palladium fell as low as $1,810 per ounce, as aggressive interest rate policies from the U.S. Federal Reserve drove the U.S. Dollar higher. Contrary to the other three precious metals, the price of palladium increased as high as $2,315 per ounce on October 4th, 2022, as supplies were further constrained by operational challenges in South African and North American mines, as well as a weaker automotive recycling market. Throughout the year, tailwinds from supply disruptions were countered by weaker automotive and investment demand, higher interest rates and the risk of a potential recession. As a result, while the other three precious metals rallied to end the year, the price of palladium reversed course during the fourth quarter to end the year at $1,775 per ounce, down 10% from the end of 2021.

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

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff. There are currently 15 direct gold participants (Bank of China, Citibank N.A. London Branch, Coins ‘N Things, Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), StoneX Financial Ltd., Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank and Toronto-Dominion Bank), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

There are currently thirteen direct participants who have been accredited to contribute to the LBMA Silver Price: Citibank N.A. London Branch, Coins 'N Things Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Jane Street Global Trading LLC, JP Morgan Chase Bank N.A London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd. and The Toronto Dominion Bank.

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

Trust Expenses

The Trust’s only ordinary recurring expense is the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements (defined below), Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust's organization and the initial sale of the Shares, including the applicable SEC registration fees.

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

The Sponsor’s Fee for the year ended December 31, 2022 was $6,222,876 (December 31, 2021: $5,840,530; December 31, 2020: $3,821,435).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of Bullion by the Trust to pay the Sponsor’s Fee or other Trust expenses will be a taxable event to Shareholders.

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

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

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

Acting on standing instructions given by the Trustee, the Custodian will transfer the Bullion deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring gold and silver bars from its inventory and platinum and palladium plates and ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of Bullion to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the Bullion deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated Bullion to the extent of that Bullion deposit amount until the Custodian completes the allocation process or a Zurich Sub-Custodian completes the allocation process for the Custodian. See “Risk Factors—Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account will not be segregated from the Custodian’s assets....”

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

The Sponsor

The Trust's Sponsor is abrdn ETFs Sponsor LLC (known as Aberdeen Standard Investments ETFs Sponsor LLC prior to March 1, 2022 and ETF Securities USA LLC prior to October 1, 2018), a Delaware limited liability company formed on June 17, 2009.

 The Sponsor’s office is located at c/o abrdn ETFs Sponsor LLC, 1900 Market Street, Suite 200, Philadelphia, PA 19103. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation. As a result of the sale, abrdn Inc. became the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc, which together with its affiliates and subsidiaries, is collectively referred to as “abrdn.” Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2022, the Trustee was in compliance with these conditions.

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

Inspection of Bullion

Under the Custody Agreements, the Trustee, the Sponsor and the Trust's auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust's Bullion and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian's facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust's Bullion or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of June 30, 2022 and December 31, 2022.

There can be no guarantee that the Sponsor or the Trust's auditors and inspectors will be able to perform physical inspections of the Trust's Bullion as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian or a sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust's auditors and inspectors, from performing a physical inspection of the Trust's Bullion on a desired date. In those situations, the Sponsor or the Trust's auditors and inspectors may seek to verify the Bullion held by the Trust by alternate means, including through virtual inspections of the Trust's Bullion and/or a review of pertinent records.

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

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of Bullion in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates Bullion deposited in unallocated form with the Trust by selecting bars of gold or silver or plates or ingots of platinum or palladium for deposit to the Trust Allocated Account or, with respect to platinum or palladium to be held in Zurich, require the Zurich Sub-Custodians to allocate platinum or palladium deposited in unallocated form with the Trust by selecting plates or ingots of platinum or palladium for deposit for the benefit of the Trust Allocated Amount. All physical gold and silver allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA. All physical platinum and palladium allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM. The Custodian must replace any non-conforming Bullion with conforming Bullion as soon as practical upon a determination by the Custodian any Bullion is non-conforming

The process of withdrawing Bullion from the Trust for a redemption of a Basket follows the same general procedure as for depositing Bullion with the Trust for a creation of a Basket, only in reverse. Each transfer of Bullion between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of Bullion being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amounts of gold, silver, platinum and palladium held in the Trust Unallocated Account as of the close of each business day. See "Creation and Redemption of Shares.”

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below) and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

• An individual who is a citizen or resident of the United States;

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

When the Trust sells or transfers precious metal, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the precious metal that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any precious metal sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Shares immediately prior to the sale, by a fraction the numerator of which is the amount of precious metal sold, and the denominator of which is the total amount of the precious metal held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the Bullion remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the precious metal that was sold.

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

Shareholders will be required to recognize a gain or loss upon a sale of Bullion by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026 and thereafter generally are (i) deductible only to the extent that the aggregate of a Shareholder's miscellaneous itemized deductions exceeds 2% of such Shareholder's adjusted gross income for federal income tax purposes, (ii) not deductible for the purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying Bullion for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851. In administrative guidance, the IRS stated that it will no longer issue rulings under Code section 851(b) relating to the determination of whether or not an instrument or position is a “security”, but, instead, intends to defer to guidance from the SEC for such determination.

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

Autocatalysts, automobile components for emissions control that use platinum and palladium, accounted for approximately 35% of the gross global demand in platinum and 83% of the gross global demand in palladium in 2021. Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand. A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum and palladium and affect the price of the Shares.

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

The Shares are designed to mirror as closely as possible the performance of the price of physical gold, silver, platinum and palladium in the proportions held by the Trust, and the value of the Shares relates directly to the value of the Bullion held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The prices of physical gold, silver, platinum and palladium have fluctuated widely over the past several years. Several factors may affect the price of these metals, including:

•	A change in economic conditions, such as a recession, can adversely affect the price of Bullion. Bullion is used in a wide range of industrial applications, and an economic downturn could have a negative impact on its demand and, consequently, its price and the price of the Shares;
•	Investors’ expectations with respect to the rate of inflation;
•	Currency exchange rates;
•	Interest rates;
•	Investment and trading activities of hedge funds and commodity funds;
•	Global or regional political, economic or financial events and situations; and
•	Global Bullion supply and demand.

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act ("CEA").

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the National Futures Association (“NFA”). Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by registered commodity trading advisors.

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

The amount of Bullion represented by each Share decreases each day by the Sponsor’s Fee. In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust (the Trustee's monthly fee and out-of-pocket expenses, the Custodian's fee and reimbursement of the Custodian's expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses), in exceptional cases certain Trust expenses may need to be paid by the Trust. Because the Trust does not have any income, it must either make payments in-kind by deliveries of Bullion (as is the case with the Sponsor’s Fee) or it must sell Bullion to obtain cash (as in the case of any exceptional expenses).  The result of these sales of Bullion and recurring deliveries of Bullion to pay the Sponsor’s Fee in-kind is a decrease in the amount of Bullion represented by each Share. New deposits of Bullion, received in exchange for new Shares issued by the Trust, will not reverse this trend.

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

The obligations of the Zurich Sub-Custodian under its arrangement with the Custodian with respect to the Trust’s allocated gold, silver, platinum and palladium is expressly governed by English law. Nevertheless, a court in the United States, England or Switzerland may determine that English law should not apply and, instead, apply Swiss law to that arrangement. Not only might it be difficult or impossible for a United States or English court to apply Swiss law to the Zurich Sub-Custodian's arrangement, but application of Swiss law may, among other things, alter the relative rights and obligations of the Custodian and the Zurich Sub-Custodian to the extent that a loss to the Trust’s Bullion may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated by application of Swiss law.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. The Custodian currently uses UBS AG for palladium and platinum. The custodian may use LBMA and LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian will select the Zurich Sub-Custodians, and each Zurich Sub-Custodian will custody that portion of the Trust’s allocated platinum and palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodians and any other sub-custodian, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian and the Zurich Sub-Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian and the Zurich Sub-Custodian. See “Custody of the Trust’s Bullion” for more information about sub-custodians that may hold the Trust’s bullion.

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

War, a major terrorist attack and other geopolitical events, including but not limited to the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown may cause volatility in the price of Bullion due to the importance of a country or region to the Bullion markets, market access restrictions imposed on some local Bullion producers and refiners, potential impacts to global transportation and shipping and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.

The operations of the Trust, the exchanges, brokers and counterparties with which the Trust does business, and the markets in which the Trust does business, could be severely disrupted in the event of war, a major terrorist attack and other geopolitical events, including but not limited to, the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown. Such events may cause volatility in the price of Bullion due to the importance of a country or region to the Bullion markets, market access restrictions imposed on some local Bullion producers and refiners, or potential impacts to global transportation, shipping, and other supply chain disruptions.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia's actions, the larger overarching tensions, and Ukraine's military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of gold, silver, platinum and palladium and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine's borders, could disturb the Bullion markets. Russia is one of the world's largest producers of gold, palladium, platinum and silver. On March 7, 2022, the LBMA suspended its accreditation of six Russian refiners of gold and silver, and, on April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LBMA and LPPM each stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2022 and 2021:

Fiscal Year Ended December 31, 2022: Quarter Ended

	High	Low
March 31, 2022	$106.86	$87.08
June 30, 2022	$99.34	$85.33
September 30, 2022	$87.62	$78.71
December 31, 2022	$89.47	$78.88

Fiscal Year Ended December 31, 2021: Quarter Ended

	High	Low
March 31, 2021	$101.84	$90.83
June 30, 2021	$103.46	$93.96
September 30, 2021	$98.65	$84.60
December 31, 2021	$94.50	$84.85

The number of outstanding Share of the Trust as of February 23, 2023 was 11,250,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2022	$87.62	$80.95
September 2022	$84.37	$78.71
October 2022	$86.08	$78.88
November 2022	$87.16	$78.91
December 2022	$89.47	$86.06
January 2023	$92.31	$88.56

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2022 and 2021:

		Average ounces of Bullion per Share
Month	Total number of Shares redeemed	Gold	Palladium	Platinum	Silver
January 2022	50,000	0.028	0.006	0.004	1.028
February 2022	—	—	—	—	—
March 2022	—	—	—	—	—
April 2022	—	—	—	—	—
May 2022	50,000	0.028	0.006	0.004	1.026
June 2022	150,000	0.028	0.006	0.004	1.026
July 2022	600,000	0.028	0.006	0.004	1.025
August 2022	50,000	0.028	0.006	0.004	1.024
September 2022	50,000	0.028	0.006	0.004	1.023
October 2022	500,000	0.028	0.006	0.004	1.023
November 2022	—	—	—	—	—
December 2022	—	—	—	—	—
Total	1,450,000

		Average ounces of Bullion per Share
Month	Total number of Shares redeemed	Gold	Palladium	Platinum	Silver
January 2021	400,000	0.028	0.006	0.004	1.034
February 2021	—	—	—	—	—
March 2021	—	—	—	—	—
April 2021	—	—	—	—	—
May 2021	—	—	—	—	—
June 2021	—	—	—	—	—
July 2021	—	—	—	—	—
August 2021	50,000	0.028	0.006	0.004	1.031
September 2021	300,000	0.028	0.006	0.004	1.030
October 2021	100,000	0.028	0.006	0.004	1.030
November 2021	—	—	—	—	—
December 2021	100,000	0.028	0.006	0.004	1.029
Total	950,000

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

Introduction.

The abrdn Precious Metals Basket ETF Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and abrdn ETFs Sponsor LLC the sponsor of the Trust (the “Sponsor”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of gold, silver, platinum and palladium bullion (“Bullion”) held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Trust issues and redeems Shares only in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers, or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “GLTR.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) since inception.

NAV per Share vs. Proportionate Price from October 18, 2010 (the Date of Inception) to December 31, 2022

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

	December 31, 2022	December 31, 2021	December 31, 2020
(Amounts in 000’s of US$)
Investment in Bullion - cost	$912,251	$855,933	$603,126
Unrealized gain on investment in Bullion	91,325	115,078	224,472
Investment in Bullion- fair value	$1,003,576	$971,011	$827,598

Inspection of Bullion

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the Bullion and the records maintained by the Custodian. An inspection was conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of June 30, 2022 and December 31, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2022 and 2021, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000’s of US$)
Total gain/(loss) on Bullion	$(20,527)	$(93,554)	$145,355
Net change in assets from operations	$(26,750)	$(99,394)	$141,534
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust plus any Bullion receivable on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2022

The Trust’s NAV increased from $970,513,038 at December 31, 2021 to $1,007,501,383 at December 31, 2022, a 3.81% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 10,900,000 Shares at December 31, 2021 to 11,350,000 Shares at December 31, 2022, a result of 1,900,000 Shares (38 Baskets) being created and 1,450,000 Shares (29 Baskets) being redeemed. The price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) rose 0.48% from $95.24 at December 31, 2021 to $95.70 at December 31, 2022.

The NAV per Share decreased 0.30% from $89.04 at December 31, 2021 to $88.77 at December 31, 2022. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $6,222,877 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $105.06 at March 8, 2022 was the highest during the year, compared with a low of $78.19 at November 3, 2022.

The decrease in net assets from operations for the year ended December 31, 2022 was $26,750,078, resulting from a realized gain of $546,564 on Bullion transferred to pay expeneses and a realized gain of $2,679,486 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $23,753,252 and the Sponsor’s Fee of $6,222,877. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2022

(Amounts in 000’s of US$, except for Share	Three months ended				Year ended
and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,540	$1,704	$1,520	$1,459	$6,223
Total expenses	1,540	1,704	1,520	1,459	6,223

Net investment loss	(1,540)	(1,704)	(1,520)	(1,459)	(6,223)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	194	259	76	18	547
Realized gain on Bullion distributed for the redemption of Shares	540	1,537	760	(158)	2,679
Change in unrealized gain and loss on investment in Bullion	75,203	(130,957)	(48,542)	80,543	(23,753)
Total gain / (loss) on investment in Bullion	75,937	(129,161)	(47,706)	80,403	(20,527)

Change in net assets from operations	$74,397	$(130,865)	$(49,226)	$78,944	$(26,750)

Net increase / (decrease) in net assets per Share	$6.66	$(10.52)	$(4.12)	$6.91	$(2.28)

Weighted average number of Shares	11,162,778	12,436,264	11,960,870	11,423,913	11,747,260

Year Ended December 31, 2021

(Amounts in 000’s of US$, except for Share	Three months ended				Year ended
and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,285	$1,474	$1,574	$1,507	$5,840
Total expenses	1,285	1,474	1,574	1,507	5,840

Net investment loss	(1,285)	(1,474)	(1,574)	(1,507)	(5,840)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	308	309	295	177	1,089
Realized gain on Bullion distributed for the redemption of Shares	8,695	—	4,716	1,368	14,779
Change in unrealized gain and loss on investment in Bullion	(65,524)	32,504	(116,045)	39,671	(109,394)
Change in unrealized (loss) on unsettled creations	(28)	—	—	—	(28)
Total gain / (loss) on investment in Bullion	(56,549)	32,813	(111,034)	41,216	(93,554)

Change in net assets from operations	$(57,834)	$31,339	$(112,608)	$39,709	$(99,394)

Net increase / (decrease) in net assets per Share	$(6.34)	$3.12	$(10.07)	$3.61	$(9.61)

Weighted average number of Shares	9,125,000	10,039,560	11,183,696	10,984,239	10,340,548

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2022, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2022. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Precious Metals Basket ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Precious Metals Basket ETF Trust's (known as Aberdeen Standard Precious Metals Basket ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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
February 28, 2023

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

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

In connection with her retirement, Andrea Melia has resigned as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Ms. Melia has served as Principal Financial Officer of the Registrant.

Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Mr. Kordeck will serve as Principal Financial Officer of the Registrant.

Brian Kordeck, age 44, joined abrdn Inc. (the parent company of the Sponsor) as a Senior Fund Administrator in 2013 and is currently a Senior Product Manager with the company. Prior to joining abrdn Inc., Mr. Kordeck held financial reporting manager roles at the Bank of New York Mellon and The Investment Fund for Foundations. Mr. Kordeck began his career as an auditor with PricewaterhouseCoopers LLP, focusing on the investment management industry. Mr. Kordeck holds a BS in Business Administration from La Salle University.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Audit fees – KPMG	$77,250	$77,250
Audit related fees - KPMG	21,000	—
	$98,250	$77,250

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-164769 on October 19, 2010

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with Registration Statement 333-234723 on November 15, 2019

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1(b)	Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Second amendment to the Allocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-164769 on October 19, 2010

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second amendment to the Unallocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective October 1, 2018

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN PRECIOUS METALS BASKET ETF TRUST
Financial Statements as of December 31, 2022
Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
abrdn Precious Metals Basket ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Precious Metals Basket ETF Trust (known as Aberdeen Standard Precious Metals Basket ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the bullion holdings

As presented on the December 31, 2022 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in bullion is $1,003,576 thousand, representing 99.61% of the Trust’s net assets, and 11,976,598 ounces of bullion holdings. The investment in bullion was held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the bullion holdings as a critical audit matter. Given the nature and volume of the bullion holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of bullion held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of bullion held to the custodian’s records, (2) the approval of bullion deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s bullion holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s bullion holdings held by the custodian as of December 31, 2022. We compared the total ounces on such schedule to the Trust’s record of bullion holdings. We also attended and observed a part of the physical counts of the Trust’s bullion holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York

February 28, 2023

abrdn Precious Metals Basket ETF Trust

Statements of Assets and Liabilities

At December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: December 31, 2022: $505,331; December 31, 2021: $473,391)	$571,646	$552,324
Palladium (cost: December 31, 2022: $114,018; December 31, 2021: $103,958)	111,887	120,690
Platinum (cost: December 31, 2022: $43,476; December 31, 2021: $42,229)	43,326	39,108
Silver (cost: December 31, 2022: $249,426; December 31, 2021: $236,355)	276,717	258,889
Total investment in Bullion	1,003,576	971,011
Bullion receivable	4,438	—
Total assets	1,008,014	971,011

LIABILITIES
Fees payable to Sponsor	513	498
Total liabilities	513	498

NET ASSETS(1)	$1,007,501	$970,513

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2022 were 11,350,000 and at December 31, 2021 were 10,900,000. Net asset values per Share at December 31, 2022 and December 31, 2021 were $88.77 and $89.04, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At December 31, 2022 and 2021

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	315,173.6	$505,331	$571,646	56.73%
Palladium	63,034.7	114,018	111,887	11.11%
Platinum	42,023.2	43,476	43,326	4.30%
Silver	11,556,366.8	249,426	276,717	27.47%
Total investment in Bullion	11,976,598.3	$912,251	$1,003,576	99.61%
Other assets less liabilities			3,925	0.39%
Net Assets			$1,007,501	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	305,852.8	$473,391	$552,324	56.90%
Palladium	61,170.6	103,958	120,690	12.44%
Platinum	40,780.4	42,229	39,108	4.03%
Silver	11,214,604.8	236,355	258,889	26.68%
Total investment in Bullion	11,622,408.6	$855,933	$971,011	100.05%
Less liabilities			(498)	(0.05)%
Net Assets			$970,513	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations

For the years ended December 31, 2022, 2021, and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$6,223	$5,840	$3,821
Total expenses	6,223	5,840	3,821
Net investment loss	(6,223)	(5,840)	(3,821)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	547	1,089	815
Realized gain on Bullion distributed for the redemption of Shares	2,679	14,779	4,680
Change in unrealized gain / (loss) on investment in Bullion	(23,753)	(109,394)	139,860
Change in unrealized (loss) on unsettled creations or redemptions	—	(28)	—
Total gain / (loss) on investment in Bullion	(20,527)	(93,554)	145,355

Change in net assets from operations	$(26,750)	$(99,394)	$141,534

Net increase / (decrease) in net assets per Share	$(2.28)	$(9.61)	$19.53

Weighted average number of Shares	11,747,260	10,340,548	7,247,814

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	10,900,000	$970,513
Net investment loss		(6,223)
Realized gain on investment in Bullion		3,226
Change in unrealized (loss) on investment in Bullion		(23,753)
Creations	1,900,000	183,550
Redemptions	(1,450,000)	(119,812)
Closing balance at December 31, 2022	11,350,000	$1,007,501

	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	8,600,000	$841,868
Net investment loss		(5,840)
Realized gain on investment in Bullion		15,868
Change in unrealized (loss) on investment in Bullion		(109,394)
Change in unrealized (loss) on unsettled creations or redemptions		(28)
Creations	3,250,000	315,510
Redemptions	(950,000)	(87,471)
Closing balance at December 31, 2021	10,900,000	$970,513

	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	6,550,000	$499,078
Net investment loss		(3,821)
Realized gain on investment in Bullion		5,495
Change in unrealized gain on investment in Bullion		139,860
Change in unrealized gain on unsettled creations or redemptions		28
Creations	2,600,000	241,531
Redemptions	(550,000)	(40,303)
Closing balance at December 31, 2020	8,600,000	$841,868

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights

For the years ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$89.04	$97.89	$76.20
Income from investment operations:
Net investment loss	(0.53)	(0.56)	(0.53)
Total realized and unrealized gains or losses on investment in Bullion	0.26	(8.29)	22.22
Change in net assets from operations	(0.27)	(8.85)	21.69

Net asset value per Share at end of period	$88.77	$89.04	$97.89

Weighted average number of Shares	11,747,260	10,340,548	7,247,814

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	(0.30)%	(9.04)%	28.46%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

1.    Organization

The abrdn Precious Metals Basket ETF Trust (the “Trust”) is a common law trust formed on October 18, 2010 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds Bullion in set ratios such that for every 0.03 ounces of gold it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium (together, “Bullion”). The Trust issues abrdn Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

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

The Trust’s Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The Trust’s allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2022, approximately 0.82% of the Trust’s palladium and 0.81% of the Trust’s platinum was held by one or more sub-custodians. At December 31, 2022 none of the Trust’s gold or silver was held by a sub-custodian.

abrdn Precious Metals Basket ETF Trust

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

The IBA conducts an electronic, over-the-counter silver auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by major market vendors (the “LBMA Silver Price”). The LBMA Silver Price is established by the thirteen LBMA authorized bullion banks and market makers participating in the auction and disseminated by major market vendors. The “London Metal Price” for silver held by the Trust is the LBMA Silver Price.

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

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2022	December 31, 2021

Level 1
Investment in Bullion	$1,003,576	$971,011

There were no transfers between levels during the years ended December 31, 2022 and 2021.

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At December 31, 2022, the Trust had $4,438,406 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares. At December 31, 2021, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

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

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2022 or December 31, 2021.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the years ended December 31, 2022 and 2021 are set out below:

		Year Ended December 31, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	305,852.8	61,170.6	40,780.4	11,214,604.8	11,622,408.6
Creations	51,810.8	10,362.1	6,908.1	1,899,730.6	1,968,811.6
Redemptions	(40,517.6)	(8,103.5)	(5,402.3)	(1,485,646.1)	(1,539,669.5)
Transfers of Bullion to pay expenses	(1,972.4)	(394.5)	(263.0)	(72,322.5)	(74,952.4)
Closing balance	315,173.6	63,034.7	42,023.2	11,556,366.8	11,976,598.3

Investment in Bullion
Opening balance	$552,324	$120,690	$39,108	$258,889	$971,011
Creations	99,952	25,389	7,109	46,662	179,112
Redemptions	(69,633)	(16,261)	(4,907)	(29,011)	(119,812)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,755	1,635	(682)	(3,029)	2,679
Transfers of Bullion to pay expenses	(3,568)	(838)	(249)	(1,553)	(6,208)
Realized gain / (loss) on Bullion transferred to pay expenses	434	135	(24)	2	547
Change in unrealized (loss) / gain on investment in Bullion	(12,618)	(18,863)	2,971	4,757	(23,753)
Closing balance	$571,646	$111,887	$43,326	$276,717	$1,003,576

		Year Ended December 31, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	238,534.2	47,706.9	31,804.5	8,746,254.5	9,064,300.1
Creations	95,761.6	19,152.3	12,768.2	3,511,259.9	3,638,942.0
Redemptions	(26,731.4)	(5,346.3)	(3,564.2)	(980,149.5)	(1,015,791.4)
Transfers of Bullion to pay expenses	(1,711.6)	(342.3)	(228.1)	(62,760.1)	(65,042.1)
Closing balance	305,852.8	61,170.6	40,780.4	11,214,604.8	11,622,408.6

Investment in Bullion
Opening balance	$450,257	$111,729	$33,967	$231,645	$827,598
Creations	173,811	49,868	14,450	92,065	330,194
Redemptions	(48,106)	(11,996)	(3,654)	(23,715)	(87,471)
Realized gain on Bullion distributed for the redemption of Shares	7,549	3,536	11	3,683	14,779
Transfers of Bullion to pay expenses	(3,091)	(826)	(248)	(1,591)	(5,756)
Realized gain on Bullion transferred to pay expenses	490	282	14	303	1,089
Change in unrealized loss on investment in Bullion	(28,586)	(31,903)	(5,432)	(43,501)	(109,422)
Closing balance	$552,324	$120,690	$39,108	$258,889	$971,011

abrdn Precious Metals Basket ETF Trust

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

For the year ended December 31, 2022, 2021 and 2020, the Sponsor’s Fee was $6,222,877, $5,840,480 and $3,821,435, respectively.

At December 31, 2022 and at December 31, 2021, the fees payable to the Sponsor were $512,893 and $498,389, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2022 and 2021.

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

2.8.    Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. In connection with her retirement, Andrea Melia has resigned as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Ms. Melia has served as Principal Financial Officer of the Registrant. Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Mr. Kordeck will serve as Principal Financial Officer of the Registrant.

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

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

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

abrdn ETFs Sponsor LLC

Date: February 28, 2023	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2023	/s/ Andrea Melia*
Andrea Melia **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.