Form 10-Q
period 2023-03-31
abrdn Precious Metals Basket ETF Trust
filed 2023-05-09
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

As of May 4, 2023, abrdn Precious Metals Basket ETF Trust had 11,250,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

abrdn Precious Metals Basket ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

abrdn Precious Metals Basket ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2023 (Unaudited) and December 31, 2022

	March 31, 2023	December 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: March 31, 2023: $491,473; December 31, 2022: $505,331)	$606,488	$571,646
Palladium (cost: March 31, 2023: $110,818; December 31, 2022: $114,018)	91,293	111,887
Platinum (cost: March 31, 2023: $42,258; December 31, 2022: $43,476)	40,071	43,326
Silver (cost: March 31, 2023: $242,562; December 31, 2022: $249,426)	268,299	276,717
Total investment in Bullion	1,006,151	1,003,576
Bullion receivable	9,142	4,438
Total assets	1,015,293	1,008,014

LIABILITIES
Fees payable to Sponsor	521	513
Total liabilities	521	513

NET ASSETS(1)	$1,014,772	$1,007,501

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2023 were 11,100,000 and at December 31, 2022 were 11,350,000. Net asset values per Share at March 31, 2023 and December 31, 2022 were $91.42 and $88.77, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At March 31, 2023 (Unaudited) and December 31, 2022

	March 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	306,353.3	$491,473	$606,488	59.77%
Palladium	61,270.7	110,818	91,293	8.99%
Platinum	40,847.1	42,258	40,071	3.95%
Silver	11,232,955.4	242,562	268,299	26.44%
Total investment in Bullion	11,641,426.5	$887,111	$1,006,151	99.15%
Other assets less liabilities			8,621	0.85%
Net Assets			$1,014,772	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	315,173.6	$505,331	$571,646	56.73%
Palladium	63,034.7	114,018	111,887	11.11%
Platinum	42,023.2	43,476	43,326	4.30%
Silver	11,556,366.8	249,426	276,717	27.47%
Total investment in Bullion	11,976,598.3	$912,251	$1,003,576	99.61%
Other assets less liabilities			3,925	0.39%
Net Assets			$1,007,501	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,495	$1,540
Total expenses	1,495	1,540

Net investment loss	(1,495)	(1,540)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	133	194
Realized gain on Bullion distributed for the redemption of Shares	2,606	540
Change in unrealized gain on investment in Bullion	27,714	75,203
Total gain on investment in Bullion	30,453	75,937

Change in net assets from operations	$28,958	$74,397

Net increase / (decrease) in net assets per Share	$2.57	$6.66

Weighted average number of Shares	11,254,444	11,162,778

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	11,350,000	$1,007,501
Net investment loss		(1,495)
Realized gain on investment in Bullion		2,739
Change in unrealized gain on investment in Bullion		27,714
Creations	100,000	9,142
Redemptions	(350,000)	(30,829)
Closing balance at March 31, 2023	11,100,000	$1,014,772

	Three Months Ended March 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	10,900,000	$970,513
Net investment loss		(1,540)
Realized gain on investment in Bullion		734
Change in unrealized gain on investment in Bullion		75,203
Creations	1,250,000	123,461
Redemptions	(50,000)	(4,464)
Closing balance at March 31, 2022	12,100,000	$1,163,907

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$88.77	$89.04
Income from investment operations:
Net investment loss	(0.13)	(0.14)
Total realized and unrealized gains or losses on investment in Bullion	2.78	7.29
Change in net assets from operations	2.65	7.15

Net asset value per Share at end of period	$91.42	$96.19

Weighted average number of Shares	11,254,444	11,162,778

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	2.99%	8.03%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Precious Metals Basket ETF Trust (the “Trust”) is a common law trust formed on October 18, 2010 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds Bullion  in set ratios such that for every 0.03 ounces of gold it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium (together, "Bullion"). The Trust issues abrdn Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc. The Trust is governed by the Trust Agreement.

Effective February 28, 2023, Andrea Melia resigned as Treasurer and Chief Financial Officer of the Sponsor. Ms. Melia had served as Principal Financial Officer of the Registrant. Effective February 28, 2023, Brian Kordeck was appointed Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck will serve as Principal Financial Officer of the Registrant.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2023, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year.

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

The Trust’s Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The Trust’s allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2023, approximately 0.84% of the Trust’s palladium and 0.83% of the Trust’s platinum was held by one or more sub-custodians. At March 31, 2023 none of the Trust’s gold or silver was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2023	December 31, 2022

Level 1
Investment in Bullion	$1,006,151	$1,003,576

There were no transfers between levels during the three months ended March 31, 2023 or the year ended December 31, 2022.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At March 31, 2023, the Trust had $9,142,093 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares. At December 31, 2022, the Trust had $4,438,006 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares.

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

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2023 or December 31, 2022.

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three months ended March 31, 2023 and 2022 are set out below:

	Three Months Ended March 31, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	315,173.6	63,034.7	42,023.2	11,556,366.8	11,976,598.3
Creations	1,393.9	278.8	185.9	51,109.1	52,967.7
Redemptions	(9,746.4)	(1,949.2)	(1,299.6)	(357,367.8)	(370,363.0)
Transfers of Bullion to pay expenses	(467.8)	(93.6)	(62.4)	(17,152.7)	(17,776.5)
Closing balance	306,353.3	61,270.7	40,847.1	11,232,955.4	11,641,426.5

Investment in Bullion
Opening balance	$571,646	$111,887	$43,326	$276,717	$1,003,576
Creations	2,528	495	191	1,224	4,438
Redemptions	(18,774)	(2,869)	(1,274)	(7,912)	(30,829)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	3,138	(657)	(70)	195	2,606
Transfers of Bullion to pay expenses	(878)	(157)	(64)	(388)	(1,487)
Realized gain / (loss) on Bullion transferred to pay expenses	128	(13)	—	18	133
Change in unrealized gain / (loss) on investment in Bullion	48,700	(17,393)	(2,038)	(1,555)	27,714
Closing balance	$606,488	$91,293	$40,071	$268,299	$1,006,151

(Amounts in 000’s of US$, except for ounces data)	Three Months Ended March 31, 2022
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	305,852.8	61,170.6	40,780.4	11,214,604.8	11,622,408.6
Creations	35,017.2	7,003.4	4,669.0	1,283,964.5	1,330,654.1
Redemptions	(1,402.1)	(280.4)	(187.0)	(51,412.5)	(53,282.0)
Transfers of Bullion to pay expenses	(453.4)	(90.7)	(60.5)	(16,625.7)	(17,230.3)
Closing balance	339,014.5	67,802.9	45,201.9	12,430,531.1	12,882,550.4

Investment in Bullion
Opening balance	$552,324	$120,690	$39,108	$258,889	$971,011
Creations	68,151	18,126	4,957	32,227	123,461
Redemptions	(2,561)	(533)	(185)	(1,185)	(4,464)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	390	57	(9)	102	540
Transfers of Bullion to pay expenses	(817)	(206)	(61)	(380)	(1,464)
Realized gain / (loss) on Bullion transferred to pay expenses	115	51	(2)	30	194
Change in unrealized gain on investment in Bullion	40,815	14,982	625	18,781	75,203
Closing balance	$658,417	$153,167	$44,433	$308,464	$1,164,481

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

For the three months ended March 31, 2023 and 2022, the Sponsor’s Fee was $1,495,232 and $1,540,106, respectively.

At March 31, 2023 and at December 31, 2022, the fees payable to the Sponsor were $520,918 and $512,893, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2023 and 2022.

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

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

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

The Quarter Ended March 31, 2023

The Trust’s NAV increased from $1,007,501,383 at December 31, 2022 to $1,014,772,272 at March 31, 2023, a 0.72% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 2.96% from $95.70 at December 31, 2022 to $98.53 at March 31, 2023 and a decrease in outstanding Shares, which fell from 11,350,000 Shares at December 31, 2022 to 11,100,000 Shares at March 31, 2023, as a result of 100,000 Shares (2 Baskets) being created and 350,000 Shares (7 Baskets) being redeemed.

The NAV per Share increased 2.99% from $88.77 at December 31, 2022 to $91.42 at March 31, 2023. The increase in the Trust’s NAV was net of the Sponsor’s Fee, which was $1,495,232 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $92.12 at January 18, 2023 was the highest during the quarter, compared with a low of $82.45 at March 8, 2023.

The increase in net assets from operations for the quarter ended March 31, 2023 was $28,958,218, resulting from a realized gain of $132,586 on the transfer of Bullion to pay expenses, a realized gain of $2,606,653 on Bullion distributed for the redemption of Shares, an increase in unrealized gain on investment in Bullion of $27,714,211, offset by the Sponsor’s Fee of $1,495,232. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2023.

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

The increase in net assets from operations for the quarter ended March 31, 2022 was $74,396,842, resulting from a realized gain of $194,469 on the transfer of Bullion to pay expenses, a realized gain of $539,953 on Bullion distributed for the redemption of Shares and a change in unrealized gain on investment in Bullion of $75,202,526, offset by the Sponsor’s Fee of $1,540,106.Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2023, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2023:

2 Baskets was created.

7 Baskets were redeemed.

			Average ounces of Bullion per Share
Period	Total Baskets Redeemed	Total Shares Redeemed	Gold	Palladium	Platinum	Silver
January 2023	—	—	—	—	—	—
February 2023	2	100,000	0.028	0.006	0.004	1.022
March 2023	5	250,000	0.028	0.006	0.004	1.021
	7	350,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

abrdn Precious Metals Basket ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 8, 2023	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	/s/ Brian Kordeck*
Brian Kordeck**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.