Form 10-Q
period 2023-06-30
abrdn Precious Metals Basket ETF Trust
filed 2023-08-09
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ______________________ to ______________________

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

As of August 7, 2023, abrdn Precious Metals Basket ETF Trust had 11,100,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

abrdn Precious Metals Basket ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

abrdn Precious Metals Basket ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Gold (cost: June 30, 2023: $514,354; December 31, 2022: $505,331)	$606,205	$571,646
Palladium (cost: June 30, 2023: $113,675; December 31, 2022: $114,018)	79,506	111,887
Platinum (cost: June 30, 2023: $43,733; December 31, 2022: $43,476)	37,915	43,326
Silver (cost: June 30, 2023: $252,455; December 31, 2022: $249,426)	261,185	276,717
Total investment in Bullion	984,811	1,003,576
Bullion receivable	—	4,438
Total assets	984,811	1,008,014

LIABILITIES
Fees payable to Sponsor	490	513
Total liabilities	490	513

NET ASSETS(1)	$984,321	$1,007,501

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2023 were 11,400,000 and at December 31, 2022 were 11,350,000. Net asset values per Share at June 30, 2023 and December 31, 2022 were $86.34 and $88.77, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	317,011.1	$514,354	$606,205	61.59%
Palladium	63,402.2	113,675	79,506	8.08%
Platinum	42,268.2	43,733	37,915	3.85%
Silver	11,623,741.5	252,455	261,185	26.53%
Total investment in Bullion	12,046,423.0	$924,217	$984,811	100.05%
Less liabilities			(490)	(0.05)%
Net Assets			$984,321	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Gold	315,173.6	$505,331	$571,646	56.73%
Palladium	63,034.7	114,018	111,887	11.11%
Platinum	42,023.2	43,476	43,326	4.30%
Silver	11,556,366.8	249,426	276,717	27.47%
Total investment in Bullion	11,976,598.3	$912,251	$1,003,576	99.61%
Other assets less liabilities			3,925	0.39%
Net Assets			$1,007,501	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,515	$1,704	$3,010	$3,244
Total expenses	1,515	1,704	3,010	3,244

Net investment loss	(1,515)	(1,704)	(3,010)	(3,244)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	170	259	302	453
Realized gain on Bullion distributed for the redemption of Shares	1,187	1,537	3,792	2,077
Change in unrealized (loss) on investment in Bullion	(58,444)	(130,957)	(30,730)	(55,754)
Total (loss) on investment in Bullion	(57,087)	(129,161)	(26,636)	(53,224)

Change in net assets from operations	$(58,602)	$(130,865)	$(29,646)	$(56,468)

Net increase / (decrease) in net assets per Share	$(5.17)	$(10.52)	$(2.62)	$(4.78)

Weighted average number of Shares	11,334,066	12,436,264	11,294,475	11,803,039

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	11,100,000	$1,014,772	12,100,000	$1,163,907
Net investment loss		(1,515)		(1,704)
Realized gain on investment in Bullion		1,357		1,796
Change in unrealized (loss) on investment in Bullion		(58,444)		(130,957)
Creations	450,000	41,495	600,000	55,651
Redemptions	(150,000)	(13,344)	(200,000)	(17,722)
Closing balance	11,400,000	$984,321	12,500,000	$1,070,971

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	11,350,000	$1,007,501	10,900,000	$970,513
Net investment loss		(3,010)		(3,244)
Realized gain on investment in Bullion		4,094		2,530
Change in unrealized (loss) on investment in Bullion		(30,730)		(55,754)
Creations	550,000	50,637	1,850,000	179,112
Redemptions	(500,000)	(44,171)	(250,000)	(22,186)
Closing balance	11,400,000	$984,321	12,500,000	$1,070,971

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$91.42	$96.19	$88.77	$89.04
Income from investment operations:
Net investment loss	(0.13)	(0.14)	(0.27)	(0.27)
Total realized and unrealized gains or losses on investment in Bullion	(4.95)	(10.37)	(2.16)	(3.09)
Change in net assets from operations	(5.08)	(10.51)	(2.43)	(3.36)

Net asset value per Share at end of period	$86.34	$85.68	$86.34	$85.68

Weighted average number of Shares	11,334,066	12,436,264	11,294,475	11,803,039

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(5.56)%	(10.93)%	(2.74)%	(3.77)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

Effective February 28, 2023, Andrea Melia resigned as Treasurer and Chief Financial Officer of the Sponsor. Ms. Melia had served as Principal Financial Officer of the Registrant. Effective February 28, 2023, Brian Kordeck was appointed Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck serves as Principal Financial Officer of the Registrant.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of June 30, 2023, and for the three and six month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year.

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

The Trust's Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The Trust's allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2023, approximately 0.81% of the Trust’s palladium and 0.80% of the Trust’s platinum was held by one or more sub-custodians. At June 30, 2023 none of the Trust's gold or silver was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2023	December 31, 2022

Level 1
Investment in Bullion	$984,811	$1,003,576

There were no transfers between levels during the six months ended June 30, 2023 or the year ended December 31, 2022.

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At June 30, 2023, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2022, the Trust had $4,438,406 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares.

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

The amount of Bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of Bullion to be delivered or distributed by the Trust. In order to ensure that the correct amount of Bullion is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor Fee in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of Bullion.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2023 or December 31, 2022.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and six months ended June 30, 2023 and 2022 are set out below:

	Three Months Ended June 30, 2023
(Amounts in 000's of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	306,353.3	61,270.7	40,847.1	11,232,955.4	11,641,426.5
Creations	15,301.4	3,060.3	2,040.2	561,051.7	581,453.6
Redemptions	(4,169.9)	(834.1)	(555.9)	(152,898.0)	(158,457.9)
Transfers of Bullion to pay expenses	(473.7)	(94.7)	(63.2)	(17,367.6)	(17,999.2)
Closing balance	317,011.1	63,402.2	42,268.2	11,623,741.5	12,046,423.0

Investment in Bullion
Opening balance	$606,488	$91,293	$40,071	$268,299	$1,006,151
Creations	30,410	4,523	2,115	13,589	50,637
Redemptions	(8,088)	(1,103)	(535)	(3,618)	(13,344)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,321	(392)	(39)	297	1,187
Transfers of Bullion to pay expenses	(931)	(134)	(64)	(417)	(1,546)
Realized gain / (loss) on Bullion transferred to pay expenses	169	(37)	(3)	41	170
Change in unrealized loss on investment in Bullion	(23,164)	(14,644)	(3,630)	(17,006)	(58,444)
Closing balance	$606,205	$79,506	$37,915	$261,185	$984,811

	Three Months Ended June 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	339,014.5	67,802.9	45,201.9	12,430,531.1	12,882,550.4
Creations	16,793.6	3,358.8	2,239.1	615,766.1	638,157.6
Redemptions	(5,595.0)	(1,119.0)	(745.9)	(205,147.1)	(212,607.0)
Transfers of Bullion to pay expenses	(515.4)	(103.1)	(68.7)	(18,897.3)	(19,584.5)
Closing balance	349,697.7	69,939.6	46,626.4	12,822,252.8	13,288,516.5

Investment in Bullion
Opening balance	$658,417	$153,167	$44,433	$308,464	$1,164,481
Creations	31,802	7,263	2,152	14,434	55,651
Redemptions	(10,295)	(2,212)	(721)	(4,494)	(17,722)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,333	189	(51)	66	1,537
Transfers of Bullion to pay expenses	(999)	(231)	(67)	(449)	(1,746)
Realized gain / (loss) on Bullion transferred to pay expenses	176	45	(4)	42	259
Change in unrealized loss on investment in Bullion	(45,033)	(26,175)	(3,452)	(56,297)	(130,957)
Closing balance	$635,401	$132,046	$42,290	$261,766	$1,071,503

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2023
(Amounts in 000's of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	315,173.6	63,034.7	42,023.2	11,556,366.8	11,976,598.3
Creations	16,695.3	3,339.1	2,226.1	612,160.8	634,421.3
Redemptions	(13,916.3)	(2,783.3)	(1,855.5)	(510,265.8)	(528,820.9)
Transfers of Bullion to pay expenses	(941.5)	(188.3)	(125.6)	(34,520.3)	(35,775.7)
Closing balance	317,011.1	63,402.2	42,268.2	11,623,741.5	12,046,423.0

Investment in Bullion
Opening balance	$571,646	$111,887	$43,326	$276,717	$1,003,576
Creations	32,938	5,018	2,306	14,813	55,075
Redemptions	(26,860)	(3,972)	(1,809)	(11,530)	(44,171)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,458	(1,049)	(109)	492	3,792
Transfers of Bullion to pay expenses	(1,809)	(291)	(128)	(805)	(3,033)
Realized gain / (loss) on Bullion transferred to pay expenses	296	(50)	(3)	59	302
Change in unrealized gain / (loss) on investment in Bullion	25,536	(32,037)	(5,668)	(18,561)	(30,730)
Closing balance	$606,205	$79,506	$37,915	$261,185	$984,811

	Six Months Ended June 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	305,852.8	61,170.6	40,780.4	11,214,604.8	11,622,408.6
Creations	51,810.8	10,362.2	6,908.1	1,899,730.6	1,968,811.7
Redemptions	(6,997.1)	(1,399.4)	(932.9)	(256,559.6)	(265,889.0)
Transfers of Bullion to pay expenses	(968.8)	(193.8)	(129.2)	(35,523.0)	(36,814.8)
Closing balance	349,697.7	69,939.6	46,626.4	12,822,252.8	13,288,516.5

Investment in Bullion
Opening balance	$552,324	$120,690	$39,108	$258,889	$971,011
Creations	99,953	25,389	7,109	46,661	179,112
Redemptions	(12,856)	(2,745)	(906)	(5,679)	(22,186)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,723	246	(60)	168	2,077
Transfers of Bullion to pay expenses	(1,816)	(437)	(128)	(829)	(3,210)
Realized gain / (loss) on Bullion transferred to pay expenses	291	96	(6)	72	453
Change in unrealized loss on investment in Bullion	(4,218)	(11,193)	(2,827)	(37,516)	(55,754)
Closing balance	$635,401	$132,046	$42,290	$261,766	$1,071,503

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

For the three months ended June 30, 2023 and 2022, the Sponsor’s Fee was $1,515,120 and $1,703,897, respectively. For the six months ended June 30, 2023 and 2022, the Sponsor’s Fee was $3,010,352 and $3,244,003, respectively.

At June 30, 2023 and at December 31, 2022, the fees payable to the Sponsor were $490,279 and $512,893, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2023 and 2022.

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

The Quarter Ended June 30, 2023

The Trust’s NAV decreased from $1,014,772,272 at March 31, 2023 to $984,320,617 at June 30, 2023, a 3.00% decrease for the quarter. The change in the Trust’s NAV resulted from a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 5.41% from $98.53 at March 31, 2023 to $93.20 at June 30, 2023, and an increase in outstanding Shares, which rose from 11,100,000 Shares at March 31, 2023 to 11,400,000 Shares at June 30, 2023, as a result of 450,000 Shares (9 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed.

The NAV per Share decreased 5.56% from $91.42 at March 31, 2023 to $86.34 at June 30, 2023. The Trust’s NAV per Share fell slightly more than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,515,120 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $95.88 at May 10, 2023 was the highest during the quarter, compared with a low of $86.20 at June 29, 2023.

The decrease in net assets from operations for the quarter ended June 30, 2023 was $58,602,998, resulting from a realized gain of $169,535 on the transfer of Bullion to pay expenses and a realized gain of $1,186,551 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $58,443,964 and the Sponsor’s Fee of $1,515,120. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2023.

The Six Months Ended June 30, 2023

The Trust's NAV decreased from $1,007,501,383 at December 31, 2022 to $984,320,617 at June 30, 2023, a 2.30% decrease for the period. The change in the Trust's NAV resulted from a decrease in the Proportionate Price, which fell 2.61% from $95.70 at December 31, 2022 to $93.20 at June 30, 2023, and an increase in outstanding Shares, which rose from 11,350,000 Shares at December 31, 2022 to 11,400,000 Shares at June 30, 2023, as a result of 550,000 Shares (11 Baskets) being created and 500,000 Shares (10 Baskets) being redeemed.

The NAV per Share decreased 2.74% from $88.77 at December 31, 2022 to $86.34 at June 30, 2023. The Trust’s NAV per Share fell slightly more than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $3,010,352 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $95.88 at May 10, 2023 was the highest during the period, compared with a low of $82.45 at March 8, 2023.

The decrease in net assets from operations for the period ended June 30, 2023 was $29,645,780, resulting from a realized gain of $302,121 on the transfer of Bullion to pay expenses and a realized gain of $3,792,204 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $30,729,753 and the Sponsor’s Fee of $3,010,352. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2023, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2023:

9 Baskets were created.

3 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Palladium	Platinum	Silver
April 2023	—	—	—	—	—	—
May 2023	—	—	—	—	—	—
June 2023	3	150,000	0.028	0.006	0.004	1.019
	3	150,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2023.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

abrdn Precious Metals Basket ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 8, 2023	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	/s/ Brian Kordeck*
Brian Kordeck**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.