Form 10-K
period 2023-12-31
abrdn Precious Metals Basket ETF Trust
filed 2024-02-29
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ___________________ to ____________________

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2023 as reported by the NYSE Arca, Inc. on that date: $989,064,023.

As of February 26, 2024, abrdn Precious Metals Basket ETF Trust had 10,000,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Precious Metals Basket ETF Trust (the “Trust”) is to own, in an agreed proportion, gold, silver, platinum and palladium (collectively, “Bullion”) transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of Bullion. The Trust was formed on October 18, 2010 when an initial deposit of Bullion was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $1,007,501,383 at December 31, 2022 to $958,830,648 at December 31, 2023, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 11,350,000 Shares at December 31, 2022 to 10,450,000 Shares at December 31, 2023.

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

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the prices of physical gold, silver, platinum and palladium, in the proportions held by the Trust, less the Trust’s expenses. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to a proportional investment in gold, silver, platinum and palladium. An investment in physical Bullion requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Although the Shares are not the exact equivalent of an investment in Bullion, they provide investors with an alternative that allows a level of participation in the gold, silver, platinum and palladium markets through the securities market.

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

World Gold Supply and Demand 2013-2022 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2013 to 2022 and is based on information reported by the World Gold Council.

(tonnes)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Supply
Mine production	3,167	3,270	3,361	3,515	3,576	3,656	3,596	3,482	3,576	3,625
Net producer hedging	(28)	105	13	38	(26)	(12)	6	(39)	(5)	(13)
Recycled gold	1,195	1,130	1,067	1,232	1,112	1,132	1,276	1,293	1,136	1,140
Total supply	4,334	4,505	4,441	4,785	4,663	4,776	4,878	4,736	4,707	4,752

Demand
Jewellery fabrication	2,735	2,544	2,479	2,019	2,257	2,290	2,152	1,324	2,230	2,195
Jewellery consumption	2,726	2,532	2,459	2,104	2,241	2,250	2,127	1,398	2,148	2,090
Jewellery inventory	9	12	20	(85)	17	40	25	(74)	82	105
Technology	356	348	332	323	333	335	326	303	330	309
Electronics	279	278	262	256	266	268	262	249	272	252
Other Industrial	54	51	51	50	51	51	50	42	47	47
Dentistry	23	20	19	18	16	15	14	12	11	10
Investment	800	904	967	1,616	1,315	1,161	1,275	1,794	991	1,113
Total bar and coin	1,730	1,067	1,091	1,073	1,044	1,091	871	902	1,180	1,223
Bars	1,358	781	791	798	780	776	584	543	811	803
Official Coins	271	205	224	208	188	242	221	290	284	321
Medals/Imitation Coins	101	81	76	68	76	73	67	69	85	99
ETFs & similar products	(930)	(163)	(124)	543	271	70	404	892	(190)	(110)
Central banks & other inst.	629	601	580	395	379	656	605	255	450	1,082
Gold demand	4,520	4,398	4,358	4,353	4,284	4,442	4,358	3,676	4,001	4,699
OTC and other*	(186)	107	83	432	379	334	520	1,060	706	53
Total demand	4,334	4,505	4,441	4,785	4,663	4,776	4,878	4,736	4,707	4,752
LBMA Gold Price (US$/oz)	1,411	1,266	1,160	1,251	1,257	1,268	1,393	1,770	1,799	1,800

Source: Metals Focus, Refinitiv GFMS, ICE Benchmark Administration, World Gold Council

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

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 2.1% per annum. Of the three sources of supply, mine production accounts for 76.3% in 2022. Recycled gold volumes have ranged from 1,067 tonnes to 1,637 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. Industrial demand has fluctuated between 6.6% and 8.3% of total demand over the past 10 years. Exchange traded product inventory build had seen strong growth through 2012, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. Exchange traded product inventory build has been positive each year from 2016 to 2020, but fell off in 2021. During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Retail coin and bar demand tapered off in 2019, but has increased each of the last 3 years ending 2022. Demand from Central Banks and other institutions fluctuated between 8.8% and 14.8% from 2013 to 2019, before reaching a low of 6.9% in 2020. However, that figure increased to 11.2% in 2021 before reaching a high of 23% in 2022, at 1,082 tonnes.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2013 to December 31, 2023.

Source: Bloomberg, abrdn. Chart data from 12/31/2013 to 12/31/2023. Spot Gold Price = GOLDLNPM Index.

The price of gold tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The price of gold peaked at $1,943.20 per ounce in January 2021 as the uncertainties regarding the pandemic drove prices higher. 2021 proved to be a volatile year for gold as major market events and continued pandemic uncertainty, coupled with new variants, allowed gold to remain in the investment picture during the year. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2021. Continued low real interest rates, tepid economic growth, and concerns regarding the recovery of the pandemic were key tailwinds for gold that sparked a return of investor interest. 2022 proved to be another volatile year for gold as the price climbed as high as $2,039.05 per ounce in the weeks following Russia’s invasion of Ukraine. Aggressive interest rate hikes by the U.S. Federal Reserve coupled and a strengthening of the US Dollar saw ETF holders liquidate as the price of gold dropped as low as $1,628.75 per ounce on November 3, 2022. However, increased demand from central banks, along with the weakening of the U.S. Dollar, sparked a Q4 rally that saw the price of gold climb to $1,813.75 per ounce to close 2022.

Similarly in 2023, economic and geopolitical factors continued to drive volatility in the price of gold over the course of the year. While the central bank demand that sparked a fourth quarter rally remained strong throughout the year, a weaker US Dollar and a drop in US 10-Year Treasury Yields caused the price of gold to reach $1,932.45 per ounce on January 26, 2023. However, the disappointing Chinese economic recovery drove the price as low as $1,810.95 per ounce on February 24, 2023, before the US banking crisis increased the likelihood of US policy rate cuts and drove the spot price as high as $2,048.45 per ounce on April 13, 2023 as investors turned to gold in anticipation of lower interest rates. However, the subsequent interest rate hike by the U.S. Federal Reserve in May contributed to the price of gold falling as low as $1,899.60 per ounce on June 29th, 2023. The price of gold continued to fluctuate throughout the third quarter as a weaker dollar and central bank purchasing drove the spot price back up to $1,976.10 per ounce on July 20, 2023, however the U.S. Federal Reserve's final interest rate hike of the year on July 26th increased the probability of a policy rate mistake given mixed economic news leading the price to close as low as $1,870.50 per ounce on September 29th, 2023. The spot price of gold continued to fall at the start of the fourth quarter, reaching as low as $1,818.95 per ounce on October 4, 2023, before the US Treasury shifted issuance to short duration bonds, lowering 10-year yields. While treasury market yields moved lower, removing the risk of excessive policy rate tightening, tensions in the Middle East increased with the attacks by Hamas on Israeli targets and civilians escalating the ongoing conflict between the two entities. Subsequently, the spot price of gold climbed as high as $1,997.60 per ounce on October 30, 2023. The spot price of gold retracted over the first half of November before speculation of potential interest rate cuts in the US and Chinese economic stimulus drove the spot price of gold to an all-time high of $2,078.40 per ounce on December 28, 2023.

The Silver Industry

Market Participants

The participants in the world silver market may be classified in the following sectors: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector. A brief description of each follows.

Mining and Producer Sector

This group includes mining companies that specialize in silver and silver production, mining companies that produce silver as a by-product of other production (such as a copper or gold producer), scrap merchants and recyclers. According to The Silver Institute’s World Silver Survey 2023, the top 20 producing countries are set forth in the table below. As the World Silver Survey 2023 was published in April 2023, information for 2023 is not available as of the date of this report.

Million ounces	2021	2022	Y/Y
Mexico	196.0	199.2	2%
China	112.9	111.8	-1%
Peru	115.5	107.0	-7%
Poland	42.0	42.4	1%
Chile	41.2	41.9	2%
Russia	39.0	41.1	6%
Bolivia	41.5	38.7	-7%
Australia	42.8	38.5	-10%
United States	32.6	32.4	-1%
Argentina	27.9	30.9	11%
India	22.2	22.3	1%
Kazakhstan	15.0	14.8	-1%
Sweden	13.9	14.8	6%
Indonesia	10.2	11.4	11%
Canada	9.1	8.7	-5%
Morocco	8.0	8.5	6%
Uzbekistan	6.8	7.0	3%
Turkey	5.5	4.7	-14%
Dominican Republic	3.4	2.9	-16%
Panama	2.5	2.8	12%
Others	39.7	40.4	2%
Total	827.6	822.4	-1%
Source: Metals Focus

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2023, the identifiable silver bullion inventories are set forth in the table below. As the World Silver Survey 2023 was published in April 2023, information for 2023 is not available as of the date of this report.

Identifiable Silver Bullion Inventories*

Million ounces	2020	2021	2022	Y/Y
London Vaults	1,080.5	1,161.5	840.9	-28%
COMEX	396.5	355.7	299.0	-16%
Shanghai Gold Exchange (SGE)	130.0	73.9	69.0	-7%
Shanghai Futures Exchange (SHFE)	95.2	75.9	69.2	-9%
Total	1,702.3	1,666.9	1,278.1	-23%

* Year-end; Source: Metals Focus, LBMA, COMEX, SGE, SHFE

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

World Silver Supply and Demand 2014-2023

The following table sets forth a summary of the world silver supply and demand for the period from 2014 to 2023 and is based on information reported by the World Silver Survey 2023, published by The Silver Institute. As the World Silver Survey 2023 was published in April 2023, the table below includes forecasted information for 2023 as of the date of publication. As of the date of this report, final figures (i.e., non-forecasted) for 2023 are not yet available.

Silver Supply and Demand
Year on Year
Million ounces	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023F*	2022	2023F*
Supply
Mine Production	882.0	896.8	899.8	863.6	850.3	836.6	782.2	827.6	822.4	842.1	-1%	2%
Recycling	160.4	146.9	145.6	147.0	148.5	148.0	166.0	175.3	180.6	181.1	3%	0%
Net Hedging Supply	10.7	2.2	—	—	—	13.9	8.5	—	—	—	na	na
Net Official Sector Sales	1.2	1.1	1.1	1.0	1.2	1.0	1.2	1.7	1.7	1.0	13%	-1%
Total Supply	1,054.2	1,046.9	1,046.4	1,011.7	1,000.0	999.5	1,004.5	1,004.5	1,004.7	1024.9	0%	2%

Demand
Industrial	440.9	443.4	477.4	515.3	511.2	509.7	488.7	528.2	556.5	576.4	5%	4%
Electrical & Electronic	269.8	272.3	308.9	339.7	331.0	327.3	321.8	351.0	371.5	382.3	6%	3%
…of which photovoltaics	48.4	54.1	93.7	101.8	92.5	97.8	100.0	110.0	140.3	161.1	28%	15%
Brazing Alloys & Solders	53.3	51.0	49.0	50.8	51.9	52.3	47.4	50.4	49.0	49.8	-3%	2%
Other Industrials	117.8	120.1	119.5	124.8	128.3	130.1	119.4	126.8	136.0	144.4	7%	6%
Photography	41.0	38.2	34.7	32.4	31.4	30.7	26.9	27.7	27.5	26.4	-1%	-4%
Jewelry	193.5	202.5	189.1	196.2	203.1	201.4	150.5	181.5	243.1	199.5	29%	-15%
Silverware	53.5	58.3	53.5	59.4	67.1	61.3	31.2	40.7	73.5	55.7	80%	-24%
Net Physical Investment	283.0	309.3	212.9	155.8	165.5	187.0	204.8	274.0	332.9	309.0	22%	-7%
Net Hedging Demand	-	-	12.0	1.1	7.4	-	-	3.5	17.9	-	409%	na
Total Demand	1,011.9	1,051.7	979.7	960.2	985.7	990.0	901.9	1,055.6	1,242.4	1,167.0	18%

Market Balance	42.3	-4.8	66.7	51.5	14.4	9.5	56.0	-51.1	-237.7	-142.1	365%	-40%
Net Investment in ETPS	-0.3	-17.1	53.9	7.2	-21.4	83.3	331.1	64.9	-125.8	-30.0	na	-76%
Market Balance less ETPs	42.6	12.3	12.9	44.3	35.8	-73.8	-275.1	-116.1	-111.9	-112.1	-4%	0%
Silver Price (US$/oz, London price)	19.08	15.68	17.14	17.05	15.71	16.21	20.55	25.14	21.73	21.30	-14%	-2%

Source: Metals Focus

* Forecasted

The following are some of the main characteristics of the silver market illustrated by the table.

The balance between silver supply and demand is a fundamental driver of its price. Silver has some of the same drivers of investment demand as gold, in that it can be used as a hedge against inflation or currency devaluation, or for portfolio diversification as an alternative currency. As such, silver investment demand may be influenced by interest rates. Silver, unlike gold, has a significant demand for industrial applications, such as electronics, solar panels, and medical equipment, due to its unique properties, such as high thermal and electrical conductivity.

New mine production accounts for approximately 82% of total silver supply. Recycled silver accounts for around 18%.

Industrial applications and jewelry demand accounted for over 64% of total demand in 2022. Photography has been taking a lower share of overall silver demand falling from 4% in 2014 to 2% in 2022. while photovoltaic demand has risen in recent years accounting for 11% in 2022. Net physical investment (i.e. in coins and bars) accounted for 27% of demand in 2022, up from a low of 16% in 2017.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2013 to December 31, 2023 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn. Chart data from 12/31/2013 to 12/31/2023. Spot Silver Price = SLVRLND Index.

Starting in early 2011, when prices peaked at $48.44 per ounce, silver prices began a downward trend, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which led some investors to revise their expectations of the effects of monetary expansion) were some of the drivers behind the fall in silver prices from 2011 to 2019. Silver reversed course in 2020, as prices rose 46.75%, closing at $26.49 per ounce, making it the top performer of the four metals (gold, silver, platinum, palladium). In 2021, silver took a slight step back after its historic performance in 2020, as it returned -14% (as of December 31, 2021). Throughout 2021, silver took a backseat to riskier asset classes, such as equities, which was one of the reasons for its negative performance during the year.

2022 was a volatile year for silver. On March 7, 2022, in response to Russia’s invasion of Ukraine, the LBMA suspended five Russian silver refiners. Fewer suppliers to the LBMA may lead to a lower supply of Good Delivery silver and further volatility in the price of silver. See “Risk Factors— War, a major terrorist attack and other geopolitical events, including but not limited to the war between Russia and Ukraine…may lead to extended periods of price volatility” for additional information regarding the LBMA’s suspension of the Russian silver refiners. The price of silver reached as high as $26.41 per ounce in the weeks following Russia’s invasion of Ukraine, up more than 13% from the end of 2021, as the invasion, and the threat of sanctions on Russian exports, including silver, pushed prices higher. The price of silver fell as low as $17.81 per ounce at the beginning of September 2022, as the risk of diminishing global economic growth, and aggressive interest rate hikes by the U.S. Federal Reserve caused the U.S. Dollar to strengthen, and silver prices to weaken, in concurrence with a slowing economy. The potential of a weakening U.S. Dollar, amidst low silver inventory levels and a reopening Chinese economy, sparked a rally in the fourth quarter of 2022 that saw the price of silver climb 25.9% over the quarter to close the year at $23.95 per ounce as of December 31, 2022. Despite the volatile year, in 2022 the price of silver rose 2.8% above its 2021 closing price.

The strong demand and reduced supply trends that were prevalent towards the end of 2022 were expected to continue in 2023; however, economic and geopolitical factors continued to drive volatility in the price of silver over the course of the year. While the spot price remained relatively flat to start the year, a disappointing Chinese economic recovery drove the price as low as $20.09 on March 10, 2023, before a U.S. banking crisis increased the likelihood of U.S. policy rate cuts and drove the spot price as high as $25.84 per ounce on May 5, 2023, as investors turned to silver in anticipation of lower interest rates. However, the subsequent interest rate hike in May contributed to the price of silver falling as low as $22.34 per ounce on June 23, 2023. The price of silver continued to fluctuate throughout the third quarter of 2023 as a weaker dollar pushed the spot price back above $25 per ounce on July 19, 2023; however, the U.S. Federal Reserve's final interest rate hike of the year on July 26 increased the probability of a policy rate mistake, given mixed economic news, leading the price to close as low as $22.55 per ounce on September 28, 2023. The spot price of silver continued to fall at the start of Q4 2023, reaching as low as $21.06 perounce on October 3, 2023, before the U.S. Treasury shifted issuance to short duration bonds, lowering 10-year yields. As Treasury market yields moved lower, removing the risk of excessive policy-rate tightening, the price climbed to $23.22 per ounce on October 20, 2023. The spot price of silver remained relatively steady over the next few weeks before speculation of potential interest rate cuts in the U.S. and Chinese economic stimulus drove the spot price of silver as high as $25.17 per ounce on December 4, 2023. The price of silver ultimately ended the year at $23.79 per ounce on December 29, 2023, down -0.65% for the year, as market participants were disappointed by the lack of economic stimulus in China.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium. PGMs are known for their purity, high melting points and unique catalytic properties. In addition to their oxidation and reduction properties, they are also extremely resistant to corrosion. PGMs are utilized in a number of industrial processes, technologies and commercial applications. Their unique chemical and physical properties make PGMs an excellent raw material, catalyst and ingredient for manufacturing processes. Consumer and industrial products made with platinum and other PGMs include flat panel monitors, glass fiber, medical tools, computer hard drives, nylon and razors, among others. PGMs play a critical role in autocatalysis and pollution control in the automotive sector.

PGM mining is heavily concentrated in southern Africa (South Africa and Zimbabwe), with smaller percentages coming from the United States, Russia and other locations. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the second largest producer of platinum and palladium. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 83% of platinum supply and 78% of palladium in 2022.

Platinum

World Platinum Supply and Demand 2013-2022

The following table sets forth a summary of the world platinum supply and demand over the last 10 years (from 2013 to 2022) and is based on information reported by Johnson Matthey, PGM Market Reports (2013 – 2022).

(thousands of ounces)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Primary supply[1]
South Africa	4,208	3,546	4,572	4,392	4,450	4,467	4,344	3,243	4,609	3,965
Russia	736	700	670	714	720	687	721	699	638	600
North America	322	346	354	370	368	370	367	334	279	266
Zimbabwe	410	401	400	489	466	474	451	482	465	488
Others	174	167	158	162	157	152	154	205	222	211
Total primary supply	5,850	5,160	6,154	6,127	6,161	6,150	6,037	4,963	6,213	5,530

Secondary supply[2]
Automotive[3]	1,186	1,235	1,147	1,132	1,249	1,332	1,389	1,154	1,234	1,153
Electronics/other	24	28	30	32	35	38	40	38	44	51
Jewelry	790	762	574	738	746	699	663	506	367	264
Total secondary supply	2,000	2,025	1,751	1,902	2,030	2,069	2,092	1,698	1,645	1,468

Total combined supply	7,850	7,185	7,905	8,029	8,191	8,219	8,129	6,661	7,858	6,998

Demand by application[4]
Auto[5]	2,827	2,888	3,134	3,165	3,061	2,815	2,589	2,024	2,405	2,762
Chemical	522	576	502	477	453	654	665	615	677	699
Dental & Biomedical	217	214	227	227	238	241	254	218	224	253
Electrical & Electronics	219	224	227	227	224	228	215	226	259	235
Glass	102	143	227	247	314	501	468	507	908	594
Investment	871	277	451	620	361	67	1,131	1,022	-28	-565
Jewelry[6]	2,984	2,839	2,746	2,413	2,385	2,258	2,073	1,657	1,468	1,344
Petroleum	146	172	140	186	228	380	262	287	216	230
Pollution Control	143	168	172	189	184	193	190	175	205	223
Other	388	438	464	498	530	531	542	417	444	483
Demand	8,419	7,939	8,290	8,249	7,978	7,868	8,389	7,148	6,778	6,258
Total Demand	8,419	7,939	8,290	8,249	7,978	7,868	8,389	7,148	6,778	6,258

Movements in stocks[7]	-569	-754	-385	-220	213	351	-260	-487	1,080	740

Source: Johnson Matthey PGM Market Reports (2013 – 2022)

1 Primary supply: Supply figures represent sales of primary PGM by producers and are allocated to the region where mining took place, rather than the region of subsequent processing.

2 Secondary supply: Secondary supply is the quantity of metal recovered from open-loop recycling (i.e. where the original purchaser does not retain ownership of the PGM). Outside the automotive, jewelry and electronics markets, open-loop recycling is negligible.

3 Automotive recycling represents the weight of metal recovered from end-of-life vehicles and aftermarket scrap. It does not include warranty or production scrap.

4 Demand: Demand figures for any given application represent the sum of industry demand for new metal in that application, net of any closed-loop recycling (i.e. where industry participants retain ownership of the metal: an example would be recycling of spent chemical catalysts where the metal is retained to be used on fresh catalyst that replaces the spent charge).

5 Automotive demand is allocated to the region where the vehicle is manufactured and is accounted for at the time of vehicle production. It includes emissions catalysts on vehicles, motorcycles and three-wheelers, as well as fuel cell vehicles. Non-road mobile machinery is counted as industrial demand, in the pollution control category.

6 Jewelry demand is allocated to the region where the finished jewelry is manufactured, not sold.

7 Movements in stocks: This figure gives the overall market balance in any one year and reflects the extent of stocks that must be mobilised to balance the market in that year. It is thus a proxy for changes in stocks held by fabricators, dealers, banks and depositories, but excludes stocks held by primary and secondary refiners and final consumers. A positive figure (market surplus) thus reflects an increase in global market stocks. A negative value (market deficit) indicates a decrease in global market stocks.

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing approximately 72% of total mine supply over the past 10 years (2013-2022). Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 12% of total mine supply over the past ten years. Scrap supply from recycling of autocatalyst and other sources have accounted for about 24% over the last 10 years.

Over the ten years ended December 2022, jewelry demand for platinum peaked at approximately 35% of total demand in 2014. Jewelry demand has since declined to 21% total demand in 2022, following a consistent downward trend. Automotive demand for platinum, which accounted for around 34% of total demand at the end of 2013, has increased to roughly 44% of total demand as of the end of 2022. Following two consecutive years of growth, investment demand fell from a high of 14% in 2020 into negative territory in 2022 at (9%). Pollution control demand, which captures the production demand of non-road vehicles such as agricultural equipment and industrial machinery as well as small engines and stationary source emissions controls in factories that use technology that is similar to autocatalysts, increased to 4% of total demand in 2022.

In 2023, platinum production in South Africa has continued to impact global supply, as the country continues to experience power supply disruptions along with rising electricity prices. Coupledwith labor strikes, political instability, inflation and volatile prices, which have compressed profit margins and subsequently led to a decrease in expected supply from the world's leading producer.While industry analysis groups see potential for a nearly 1-million-ounce deficit in platinum in 2023, the price performance has not reflected this sentiment over the course of the year as the marketremains well supplied pulling from existing above ground stockpiles. Despite a positive outlook at the beginning of the year, fueled by China's rollback of Covid-related restrictions, that drove theprice as high as $1,128 per ounce on April 21, 2023, the Chinese economic rebound disappointed investors and led the price of platinum to fall as low as $850 per ounce on November 13, 2023.While an end-of-year rally saw the price of platinum increase roughly 18% off the yearly low to $1,000 per ounce, platinum ended the year approximately 3% below its 2022 closing price.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2012 to December 31, 2023 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn. Chart data from 12/31/2013 to 12/31/2023. Spot Platinum Price = PLTMLNPM Index.

In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for more than 72% of the world’s supply of platinum. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017, and platinum continued to fall in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply. Platinum prices bounced back, rising 19.9% to $952 per ounce at the end of 2019. After seeing the price fall as low as $593 per ounce on March 19, 2020, platinum rebounded from pandemic lows and finished the year at $1,068 per ounce. The steep climb in palladium price has led some investors to conclude that platinum appears under-valued, in view of its potential to substitute for palladium in automotive applications in the future. Additionally, the outlook for mining in South Africa is increasingly uncertain, with producers facing steep increases in electricity prices, periodic disruption to power supplies and a risk of industrial action during anticipated wage negotiations. In 2021, platinum took a back seat to risky assets, similarly to other precious metals, as it returned -10% (as of December 31, 2021). Follow through from auto production disruptions during the pandemic were a major contributor to the price performance in 2021. The price of platinum reached as high as $1,151 per ounce on March 8, 2022, as Russia’s invasion of Ukraine and the threat of sanctions on Russian exports, including platinum, pushed prices higher. However, while other precious metals (gold, silver, palladium) saw prices fluctuate throughout the year, platinum’s volatility was much more pronounced within the first quarter of 2022, as the price fell roughly 15% by March 31, 2022, to close the first quarter at $983 per ounce. Aggressive interest rate hikes by the U.S. Federal Reserve, a strong U.S. Dollar and risks of diminishing global economic growth exerted additional pressure on prices, as the price of platinum fell as low as $831 per ounce on July 14, 2022. Through the end of 2022, increasing autocatalyst demand and a growing substitution of platinum for palladium contributed to ongoing physical market tightness, despite a global surplus, which saw the price of platinum increase roughly 24% from July 14, 2022 through December 31, 2022 to $1,031 per ounce.

In 2023, a decrease in platinum production in South Africa, the world's leading producer, has continued to impact global supply (see “World Platinum Supply and Demand in 2023” above for additional discussion). While industry analysis groups see potential for a nearly 1-million-ounce deficit in platinum in 2023, the price performance has not reflected this sentiment over the course of the year as the market remains well supplied pulling from existing above ground stockpiles. Despite a positive outlook at the beginning of the year, fueled by China’s rollback of Covid-related restrictions, that drove the price as high as $1,128per ounce on April 21, 2023, the Chinese economic rebound disappointed investors and led the price of platinum to fall as low as $850 per ounce on November13, 2023. While an end-of-year rally saw the price of platinum increase roughly 18% off the yearly low to $1,000 per ounce, platinum ended the year approximately 3% below its 2022 closing price.

Palladium

World Palladium Supply and Demand 2013-2022

The following table sets forth a summary of the world palladium supply and demand for the period from 2013 to 2022 and is based on information reported by Johnson Matthey, PGM Market Report.

(thousands of ounces)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Supply
South Africa	2,465	2,126	2,683	2,570	2,547	2,543	2,571	1,975	2,645	2,276
Russia	2,628	2,589	2,434	2,781	2,452	2,976	2,987	2,636	2,689	2,600
North America	824	891	874	917	956	1,035	1,042	990	908	813
Zimbabwe	322	327	320	396	386	393	379	410	392	409
Others	152	160	144	129	131	135	140	185	212	209
Total Supply	6,391	6,093	6,455	6,793	6,472	7,082	7,119	6,196	6,846	6,307

Secondary supply
Automotive	1,837	2,077	1,952	1,986	2,357	2,624	2,916	2,689	2,887	2,634
Electronics/other	463	474	475	481	479	475	477	428	443	455
Jewellery	157	89	46	21	21	12	12	8	9	10
Total secondary supply	2,457	2,640	2,473	2,488	2,857	3,111	3,405	3,125	3,339	3,099

Total combined supply	8,848	8,733	8,928	9,281	9,329	10,193	10,524	9,321	10,185	9,406

Demand by Application
Auto	7,046	7,487	7,657	8,019	8,423	8,837	9,675	8,573	8,499	8,449
Chemical	378	313	449	419	435	605	530	498	593	589
Dental & Biomedical	461	469	474	435	398	364	320	228	209	186
Electrical & Electronics	1,017	970	903	872	844	768	711	634	647	544
Investment	(8)	943	(659)	(646)	(386)	(574)	(87)	(190)	17	(109)
Jewellery	354	272	220	189	167	148	128	85	88	87
Pollution Control	49	54	56	71	78	86	88	76	102	108
Other	82	81	104	114	91	117	120	93	96	83
Total Demand	9,379	10,589	9,204	9,473	10,050	10,351	11,485	9,997	10,251	9,937

Movements in stocks	(531)	(1,856)	(276)	(192)	(721)	(158)	(961)	(676)	(66)	(531)

Source: Johnson Matthey PGM Market Reports (2013 – 2023).

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 41% of supply over the past 10 years. South Africa has, on average, supplied approximately 37% of production over the past 10 years. In 2022, Russia provided 41.2% of mine supplies, while South Africa produced 36.1%. North America contributed approximately 13% of mine supply in 2022. Scrap supply, from recycling of autocatalyst and other sources, has accounted for an average of roughly 32% of total supply over the last 5 years, up from 28% in 2013.

Autocatalysts continue to be the largest component of palladium demand, averaging 84% of total demand from 2015 to 2022. Jewelry demand for palladium has tapered off considerably over the last 10 years, contributing only 0.9% of total demand in 2022, down from a high of 3.8% in 2013. Other industrial demand (chemical, dental and electrical) has fallen from 19.8% of total demand in 2013 to 13.3% of total demand in 2022. Since 2013, pollution control demand has increased from 0.5% to 1.1% of total demand. Pollution control demand captures the production demand for emissions control in non-automotive applications.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2013 to December 31, 2023 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn. Chart data from 12/31/2013 to 12/31/2023. Palladium Price = PLDMLNPM Index.

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

In 2023, palladium production in Russia and South Africa have continued to impact global supply. Russian production was relatively flat compared to 2020 and 2021, however sanctions imposed in 2022 constrained the production capacity of Russian metals producer Nornickel, the world’s largest palladium producer. In contrast, South Africa continues to experience power supply disruptions along with rising electricity prices. Coupled with labor strikes, political instability, inflation and volatile prices, which have compressed profit margins and subsequently led to a decrease in expected supply from the world’s second leading producer. However, despite the supply deficit, investors have sold short a large amount of palladium this year, in hopes that electric vehicles will curtail the demand for palladium in gasoline-powered automobiles. Additionally, while a positive outlook at the beginning of the year, fueled by China’s loosening of COVID-19 related restrictions, drove the price as high as $1,628 per ounce on April 21, 2023, the Chinese economic rebound disappointed investors. As a result of these two factors, the price of palladium continued on a downward trend throughout most of the year before reaching a low of $957 per ounce on December 6, 2023. Fears of additional Russian sanctions sparked a year-end rally that saw the price climb as high as $1,221 per ounce on December 20, 2023, but the precious metal ultimately ended the year at $1,136 per ounce, 36% below its 2022 closing price.

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

For gold and silver, market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. As of the date of this report, the eleven market-making members of the LBMA are: BNP Paribas SA, Citibank N.A., HSBC Bank PLC, Goldman Sachs International, ICBC Standard Bank, JPMorgan Chase Bank, Merrill Lynch International, Morgan Stanley & Co. International Plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG.

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

The Platinum Market

The Zurich and London Platinum Bullion Markets

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

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce is equivalent to 31.1034768 grams. A good delivery platinum plate or ingot on the LPPM approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Platinum Plate or Ingot”). A Good Delivery Platinum Plate or Ingot must contain between 32 and 192.904 troy ounces of platinum with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The platinum content of a platinum Good Delivery Platinum Plate or Ingot is calculated by multiplying the gross weight by the fineness of the plate or ingot. A Good Delivery Platinum Plate or Ingot must also bear the stamp of one of the refiners who are on the LPPM approved list. Unless otherwise specified, the platinum spot price always refers to the “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

Since December 1, 2014, the LME has been administering the operation of an electronic platinum bullion price fixing system (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the IOSCO Principles.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME supports the integrity of the LME PM Fix.

Since December 1, 2014, the Sponsor determined that the London platinum fix, which has been revised based on the new LME method and is now known as the LBMA Platinum Price (PM), which we refer to herein as the LME PM Fix, is an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day. The Sponsor also has determined that the LME PM Fix will fairly represent the commercial value of platinum bullion held by the Trust and, the “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day is the LME PM Fix for such day.

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

Since December 1, 2014, the LME has been administering the operation of electronic palladium bullion price fixing system (“LMEbullion”) that replicate electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME supports the integrity of the LME PM Fix.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of the prices of physical gold, silver, platinum and palladium, in the proportions held by the Trust, less the Trust’s expenses, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London and Zurich gold, silver, platinum and palladium markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global bullion markets is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

The Sponsor’s Fee for the year ended December 31, 2023 was $5,919,545 (December 31, 2022: $6,222,876; December 31, 2021: $5,840,530).

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

Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act, as described in “Plan of Distribution”.

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

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Goldman Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co., Inc, Scotia Capital (USA) LLC, UBS Securities LLC and Virtu Americas, LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

All Bullion is be delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Bullion transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate specific bars of gold and silver and allocate, or cause the allocation by the Zurich Sub-Custodian of, specific plates or ingots of platinum, in each case representing the amount of Bullion credited to the Trust Unallocated Account (to the extent such amount is representable by whole gold or silver bars or platinum or palladium plates or ingots) to the Trust Allocated Account. The movement of Bullion is reversed for the distribution of Bullion to an Authorized Participant in connection with the redemption of Baskets.

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

Loco London and Loco Zurich Platinum and Palladium Delivery Elections.

Although all delivery of gold and silver in relation to the creation or redemption of a Basket will be conducted loco London, Authorized Participants can elect to deliver platinum or palladium loco London or loco Zurich in connection with the creation of a Basket. Authorized Participants can also elect to receive delivery of platinum or palladium loco London or loco Zurich in connection with the redemption of a Basket. A Basket creation order that elects to deliver all Bullion loco London will cause the Custodian to effect an allocation of such Bullion to the Trust Allocated Account maintained by the Custodian in its London vault premises. A Basket creation order that elects to deliver (i) platinum, (ii) palladium or (iii) platinum and palladium loco Zurich will cause the Custodian to effect an allocation of such platinum or palladium to the Trust Allocated Account maintained by the Zurich Sub- Custodian in its Zurich vault premises and an allocation of the remaining Bullion constituting the Basket to the Trust Allocated Account maintained by the Custodian in its London vault premises. Likewise, a Basket redemption order that elects a total loco London delivery will cause the Custodian to effect a de-allocation of Bullion necessary to satisfy such redemption requests from the Trust Allocated Account maintained by the Custodian in London to the Trust Unallocated Account maintained by the Custodian in London. A Basket redemption order that elects a loco Zurich delivery for (i) platinum, (ii) palladium or (iii) platinum and palladium will cause the Custodian to effect a de-allocation of such platinum or palladium necessary to satisfy such redemption requests from the Trust Allocated Account maintained by the Zurich Sub-Custodian in Zurich to the Trust Unallocated Account maintained in Zurich and a de-allocation of the remaining Bullion constituting the Basket necessary to satisfy such redemption requests from the Trust Allocated Account maintained by the Custodian in London to the Trust Unallocated Account maintained by the Custodian in London.

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

Acting on standing instructions given by the Trustee, the Custodian will transfer the Bullion deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring gold and silver bars from its inventory and platinum and palladium plates and ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of Bullion to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the Bullion deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated Bullion to the extent of that Bullion deposit amount until the Custodian completes the allocation process or a Zurich Sub-Custodian completes the allocation process for the Custodian. See “Risk Factors—Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account will not be segregated from the Custodian’s assets.”

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

The Custodian transfers the redemption Bullion amount from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant’s Authorized Participant Unallocated Account. The Authorized Participant and the Trust are each at risk in respect of Bullion credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account is not segregated from the Custodian’s assets.”

As with the allocation of Bullion to the Trust Allocated Account which occurs upon a purchase order, if in transferring Bullion from the Trust Allocated Account to the Trust Unallocated Account in connection with a redemption order there is an excess amount of Bullion transferred to the Trust Unallocated Account, the excess over the Bullion redemption amount will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of Bullion held in the Trust Unallocated Account; no more than 430 ounces of gold (maximum weight to make one London Good Delivery Bar), no more than 1,100 ounces of silver (maximum weight to make one Silver Good Delivery Bar), no more than 192.904 ounces of platinum (maximum weight to make one Good Delivery Platinum Plate or Ingot) and no more than 192 ounces of palladium (maximum weight to make one Good Delivery Palladium Plate or Ingot) is expected to be held in the Trust Unallocated Account at the close of each business day.

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

The Sponsor

The Trust’s Sponsor is abrdn ETFs Sponsor LLC, a Delaware limited liability company formed on June 17, 2009.

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

The Sponsor does not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to approve any new or additional custodian that the Trustee may wish to appoint and any new or additional sub-custodian, including the Zurich Sub-Custodian, that the Custodian may wish to appoint.

The Sponsor or one of its affiliates or agents (1) develops a marketing plan for the Trust on an ongoing basis, (2) prepares marketing materials regarding the Shares, including the content of the Trust’s website and (3) executes the marketing plan for the Trust.

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 240 Greenwich Street, New York, NY 10286. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 1, 2023, the Trustee was in compliance with these conditions.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s Bullion. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, Canary Wharf, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co. While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA. The Zurich Sub-Custodian selected by the Custodian is UBS AG, which is located at 45 Bahnhofstrasse, 8001 Zurich, Switzerland.

The Custodian’s Role

The Custodian is responsible for the safekeeping of the Trust’s Bullion deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodians and its other sub-custodians, if any. The Custodian facilitates the transfer of Bullion in and out of the Trust through the unallocated Bullion accounts it will maintain for each Authorized Participant and the unallocated and allocated Bullion accounts it maintains for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated Bullion to be held in London. The Zurich Sub-Custodian holds at its Zurich, Switzerland vault premises that portion of the Trust’s allocated platinum and palladium to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific bars of physical gold and silver and specific plates or ingots of physical platinum and palladium to the Trust’s allocated Bullion account. The Custodian provides the Trustee with regular reports detailing the Bullion transfers in and out of the Trust’s unallocated and allocated Bullion accounts and identifying the gold and silver bars and the platinum and palladium plates or ingots held in the Trust’s allocated Bullion account.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the Bullion and the records maintained by the Custodian. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 7, 2023 and December 31, 2023.

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

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of Bullion in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates, or requires the Zurich Sub-Custodian to allocate, Bullion deposited in unallocated form with the Trust by selecting bars of gold or silver or plates or ingots of platinum or palladium for deposit to the Trust Allocated Account or, with respect to platinum or palladium to be held in Zurich, require the Zurich Sub-Custodians to allocate platinum or palladium deposited in unallocated form with the Trust by selecting plates or ingots of platinum or palladium for deposit for the benefit of the Trust Allocated Amount. All physical gold and silver allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA. All physical platinum and palladium allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM. The Custodian must replace any non-conforming Bullion with conforming Bullion as soon as practical upon a determination by the Custodian any Bullion is non-conforming.

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

Shareholders will be required to recognize a gain or loss upon a sale of Bullion by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026 and thereafter generally are (i) deductible only to the extent that the aggregate of a Shareholder’s miscellaneous itemized deductions exceeds 2% of such Shareholder’s adjusted gross income for federal income tax purposes, (ii) not deductible for the purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code.

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

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) (“Tax Qualified Account”) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or Tax Qualified Account participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or Tax Qualified Account to the IRA owner or Tax Qualified Account participant, or if any precious metals are received by such IRA or Tax Qualified Account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402. Accordingly, potential IRA or Tax Qualified Account investors are urged to consult with their own professional advisors concerning the treatment of an investment in Shares under Code section 408(m).

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

Autocatalysts, automobile components for emissions control that use platinum and palladium, accounted for approximately 44% of the gross global demand in platinum and 85% of the gross global demand in palladium in 2022. Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand. A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum and palladium and affect the price of the Shares.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2018 and 2022, world platinum mine supply averaged 5.8 million ounces and world palladium mine supply averaged 6.7 million ounces. During the same period, total gross global demand measured 7.3 million ounces of platinum and 10.4 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that the metal holdings of the Trust will have a similar impact or have no long-term metal price impact thereby affecting Share trading prices.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. The Custodian currently uses UBS AG for palladium and platinum but may also use LBMA and LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian will select the Zurich Sub-Custodians, and each Zurich Sub-Custodian will custody that portion of the Trust’s allocated platinum and palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodians and any other sub-custodian, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian and the Zurich Sub-Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian and the Zurich Sub-Custodian. See “Custody of the Trust’s Bullion” for more information about sub-custodians that may hold the Trust’s bullion.

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

GENERAL RISKS

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and, to a lesser degree, the Sponsor which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

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

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of gold, silver, platinum and palladium and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the Bullion markets. Russia is one of the world’s largest producers of gold, palladium, platinum and silver. On March 7, 2022, the LBMA suspended its accreditation of six Russian refiners of gold and silver, and, on April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LBMA and LPPM each stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility.

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

The COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store Bullion, restrictions on travel that delay or prevent the transportation of Bullion, and an increase in demand for Bullion may disrupt supply chains for Bullion, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver Bullion as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A significant resurgence of the COVID-19 pandemic or other future public health emergencies could increase the Trust’s costs and affect liquidity in the market for Bullion, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for Bullion, which could adversely affect the price of the Shares.

Further, the COVID-19 pandemic or other future public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA PM Gold and LBMA Silver prices or the electronic pricing system administered by the LME to determine the LME PM Fix, both of which the Trustee uses to value the Bullion held by the Trust and calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity

The Trust, through its service providers, has processes in place to assess, identify and manage material risks from cybersecurity threats. The Trust’s business is dependent on the communications and information systems of the Trustee, the Sponsor, the Custodian and other third-party service providers. The Trustee is responsible for day-to-day administration of the Trust and has implemented a cybersecurity program that applies to the Trustee and its business, including the administration of the Trust.

Cybersecurity Program Overview

The Trustee has instituted a cybersecurity program designed to identify, assess and mitigate cyber risks applicable to the administration by the Trustee of the Trust. The cyber risk management program involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which the Trust relies. The Trustee actively monitors the current threat landscape to seek to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Trust.

The Trust relies on the Trustee, the Sponsor and the Custodian to engage external experts, including cybersecurity assessors, risk management and information technology professionals, attorneys, consultants and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Trust.

Board Oversight of Cybersecurity Risks

The Trust has no board of trustees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust relies on the Trustee, the Sponsor and the Custodian for oversight of cybersecurity risks applicable to the Trust.

Management’s Role in Cybersecurity Risk Management

The Trust has no officers or employees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust relies on the Trustee, the Sponsor and the Custodian for management of cybersecurity risks applicable to the Trust.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats to the Trust are assessed by the Trustee, the Sponsor, the Custodian and third-party service providers on an ongoing basis, and how such risks could materially affect the Trust’s objective, operational results and financial condition are regularly evaluated. During the reporting period, the Trustee has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Trustee believes have materially affected, or are reasonably likely to materially affect, the Trust, including its objective, operational results and financial condition.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2023 and 2022:

Fiscal Year Ended December 31, 2023: Quarter Ended

	High	Low
March 31, 2023	$92.31	$82.11
June 30, 2023	$95.57	$86.12
September 30, 2023	$91.44	$84.15
December 31, 2023	$92.30	$81.48

Fiscal Year Ended December 31, 2022: Quarter Ended

	High	Low
March 31, 2022	$106.86	$87.08
June 30, 2022	$99.34	$85.33
September 30, 2022	$87.62	$78.71
December 31, 2022	$89.47	$78.88

The number of outstanding Share of the Trust as of February 26, 2024 was 10,000,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2023	$89.54	$85.25
September 2023	$88.81	$84.15
October 2023	$88.71	$81.48
November 2023	$91.42	$84.71
December 2023	$92.30	$86.81
January 2024	$90.61	$86.84

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2023 and 2022:

Month	Total number of Shares redeemed	Gold	Average ounces of Bullion per Share Palladium	Platinum	Silver
January 2023	—	—	—	—	—
February 2023	100,000	0.028	0.006	0.004	1.022
March 2023	250,000	0.028	0.006	0.004	1.021
April 2023	—	—	—	—	—
May 2023	—	—	—	—	—
June 2023	150,000	0.028	0.006	0.004	1.019
July 2023	300,000	0.028	0.006	0.004	1.019
August 2023	150,000	0.028	0.006	0.004	1.018
September 2023	50,000	0.028	0.006	0.004	1.018
October 2023	400,000	0.028	0.006	0.004	1.017
November 2023	50,000	0.028	0.006	0.004	1.017
December 2023	250,000	0.028	0.006	0.004	1.016
Total	1,700,000

Month	Total number of Shares redeemed	Gold	Average ounces of Bullion per Share Silver	Platinum	Palladium
January 2022	50,000	0.028	0.006	0.004	1.028
February 2022	—	—	—	—	—
March 2022	—	—	—	—	—
April 2022	—	—	—	—	—
May 2022	50,000	0.028	0.006	0.004	1.026
June 2022	150,000	0.028	0.006	0.004	1.026
July 2022	600,000	0.028	0.006	0.004	1.025
August 2022	50,000	0.028	0.006	0.004	1.024
September 2022	50,000	0.028	0.006	0.004	1.023
October 2022	500,000	0.028	0.006	0.004	1.023
November 2022	—	—	—	—	—
December 2022	—	—	—	—	—
Total	1,450,000

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

The Trust issues and redeems Shares only in exchange for Bullion, only in aggregations of 50,000 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers, or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Goldman Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co., Inc, Scotia Capital (USA) LLC, UBS Securities LLC and Virtu Americas, LLC.

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

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of Bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of the our accounting policies.

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

	December 31, 2023	December 31, 2022	December 31, 2021
(Amounts in 000’s of US$)
Investment in Bullion - cost	$845,552	$912,251	$855,933
Unrealized gain on investment in Bullion	113,771	91,325	115,078
Investment in Bullion- fair value	$959,323	$1,003,576	$971,011

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

The Sponsor has exercised its right to visit the Custodian in order to examine the Bullion and the records maintained by the Custodian. An inspection was conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 7, 2023 and December 31, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2023 and 2022, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$)
Total gain/(loss) on Bullion	$33,454	$(20,527)	$(93,554)
Net change assets from operations	$27,534	$(26,750)	$(99,394)
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust plus any Bullion receivable on that day; the NAV per Share is obtained by dividing NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2023

The Trust’s NAV decreased from $1,007,501,383 at December 31, 2022 to $958,830,648 at December 31, 2023, a 4.83% decrease for the year. The change in the Trust’s NAV resulted from an decrease in outstanding Shares, which fell from 11,350,000 Shares at December 31, 2022 to 10,450,000 Shares at December 31, 2023, a result of 800,000 Shares (16 Baskets) being created and 1,700,000 Shares (34 Baskets) being redeemed and the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) rose 3.80% from $95.70 at December 31, 2022 to $99.34 at December 31, 2023.

The NAV per Share increased 3.36% from $88.77 at December 31, 2022 to $91.75 at December 31, 2023. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $5,919,545 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $95.88 at May 10, 2023 was the highest during the year, compared with a low of $81.51 at October 6, 2023.

The increase in net assets from operations for the year ended December 31, 2023 was $27,533,575, resulting from a realized gain of $520,149 on Bullion transferred to pay expenses, a realized gain of $10,487,437 on Bullion distributed for the redemption of Shares, a change in unrealized gain on investment in Bullion of $22,445,534, offset by the Sponsor’s Fee of $5,919,545. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2023.

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

The decrease in net assets from operations for the year ended December 31, 2022 was $26,750,078, resulting from a realized gain of $546,564 on Bullion distributed for the redemption of Shares, a realized gain of $2,679,486 on Bullion transferred to pay expenses, offset by a change in unrealized loss on investment in Bullion of $23,753,252, and the Sponsor’s Fee of $6,222,877. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2023

(Amounts in 000’s of US$, except for Share and per	Three months ended				Year ended
Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$1,495	$1,515	$1,484	$1,426	$5,920
Total expenses	1,495	1,515	1,484	1,426	5,920

Net investment loss	(1,495)	(1,515)	(1,484)	(1,426)	(5,920)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	133	170	129	88	520
Realized gain / (loss) on Bullion distributed for the redemption of Shares	2,606	1,187	3,631	3,064	10,488
Change in unrealized gain and loss on investment in Bullion	27,714	(58,444)	(5,500)	58,676	22,446
Total gain / (loss) on investment in Bullion	30,453	(57,087)	(1,740)	61,828	33,454

Change in net assets from operations	$28,958	$(58,602)	$(3,224)	$60,402	$27,534

Net increase / (decrease) in net assets per Share	$2.57	$(5.17)	$(0.29)	$5.68	$2.49

Weighted average number of Shares	11,254,444	11,334,066	11,052,717	10,626,087	11,065,068

Year Ended December 31, 2022

(Amounts in 000’s of US$, except for Share and per	Three months ended				Year ended
Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$1,540	$1,704	$1,520	$1,459	$6,223
Total expenses	1,540	1,704	1,520	1,459	6,223

Net investment loss	(1,540)	(1,704)	(1,520)	(1,459)	(6,223)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	194	259	76	18	547
Realized gain / (loss) on Bullion distributed for the redemption of Shares	540	1,537	760	(158)	2,679
Change in unrealized gain and loss on investment in Bullion	75,203	(130,957)	(48,542)	80,543	(23,753)
Total gain / (loss) on investment in Bullion	75,937	(129,161)	(47,706)	80,403	(20,527)

Change in net assets from operations	$74,397	$(130,865)	$(49,226)	$78,944	$(26,750)

Net increase / (decrease) in net assets per Share	$6.66	$(10.52)	$(4.12)	$6.91	$(2.28)

Weighted average number of Shares	11,162,778	12,436,264	11,960,870	11,423,913	11,747,260

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2023, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2023. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Precious Metals Basket ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Precious Metals Basket ETF Trust’s (known as Aberdeen Standard Precious Metals Basket ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of

December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ KPMG LLP

New York, New York
February 28, 2024

Item 9B. Other Information

No officers or directors of the Trust adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the year ended December 31, 2023.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Steven Dunn – President and Chief Executive Officer

Mr. Dunn, CIMA®, is the Head of Exchange Traded Funds at abrdn Inc.. Mr. Dunn guides the firm's strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Brian Kordeck – Chief Financial Officer and Treasurer

Brian Kordeck joined abrdn Inc. (the parent company of the Sponsor) as a Senior Fund Administrator in 2013 and is currently a Senior Product Manager with the company. Prior to joining abrdn Inc., Mr. Kordeck held financial reporting manager roles at the Bank of New York Mellon and The Investment Fund for Foundations. Mr. Kordeck began his career as an auditor with PricewaterhouseCoopers LLP, focusing on the investment management industry. Mr. Kordeck holds a BS in Business Administration from La Salle University.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

In connection with her retirement, Andrea Melia resigned as Chief Financial Officer and Treasurer of the Sponsor, effective on February 28, 2023. Ms. Melia served as Principal Financial Officer of the Registrant.

Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, effective on February 28, 2023. Mr. Kordeck serves as Principal Financial Officer of the Registrant.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Audit fees – KPMG	$85,000	$77,250
Audit related fees - KPMG	—	21,000
	$85,000	$98,250

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-164769 on October 19, 2010

4.1(b)	Amendment to the Depositary Trust Agreement effective, incorporated by reference to Exhibit 4.1 filed with Registration Statement 333-234723 on November 15, 2019

4.1(c)	Second Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-267880 on October 14, 2022

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1(b)	Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Second Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.1(d)	Third Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-164769 on October 19, 2010

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(d)	Third Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on March 1, 2019

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN PRECIOUS METALS BASKET ETF TRUST
Financial Statements as of December 31, 2023
Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
abrdn Precious Metals Basket ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Precious Metals Basket ETF Trust (known as Aberdeen Standard Precious Metals Basket ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the bullion holdings

As presented on the December 31, 2023 schedule of investments and in Note 2.2, the fair value of the Trust's investment in bullion is $959,323 thousand, representing 100.05% of the Trust's net assets, and 11,009,276.4 ounces of bullion holdings. The investment in bullion was held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the bullion holdings as a critical audit matter. Given the nature and volume of the bullion holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of bullion held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust's records of bullion held to the custodian's records, (2) the approval of bullion deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust's bullion holdings performed at the custodian's locations by a third party engaged by the Trust's sponsor. We obtained a schedule directly from the custodian of the Trust's bullion holdings held by the custodian as of December 31, 2023. We compared the total ounces on such schedule to the Trust's record of bullion holdings. We also attended and observed a part of the physical counts of the Trust's bullion holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust's and custodian's records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York

February 28, 2024

abrdn Precious Metals Basket ETF Trust

Statements of Assets and Liabilities

At December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: December 31, 2023: $471,878; December 31, 2022: $505,331)	$602,149	$571,646
Palladium (cost: December 31, 2023: $103,017; December 31, 2022: $114,018)	65,824	111,887
Platinum (cost: December 31, 2023: $39,846; December 31, 2022: $43,476)	38,629	43,326
Silver (cost: December 31, 2023: $230,811; December 31, 2022: $249,426)	252,721	276,717
Total investment in Bullion	959,323	1,003,576
Bullion receivable	—	4,438
Total assets	959,323	1,008,014

LIABILITIES
Fees payable to Sponsor	492	513
Total liabilities	492	513

NET ASSETS(1)	$958,831	$1,007,501

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2023 were 10,450,000 and at December 31, 2022 were 11,350,000. Net asset values per Share at December 31, 2023 and December 31, 2022 were $91.75 and $88.77, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At December 31, 2023 and 2022

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	289,717.8	$471,878	$602,149	62.79%
Palladium	57,943.6	103,017	65,824	6.87%
Platinum	38,629.0	39,846	38,629	4.03%
Silver	10,622,986.0	230,811	252,721	26.36%
Total investment in Bullion	11,009,276.4	$845,552	$959,323	100.05%
Less liabilities			(492)	(0.05)%
Net Assets			$958,831	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	315,173.6	$505,331	$571,646	56.73%
Palladium	63,034.7	114,018	111,887	11.11%
Platinum	42,023.2	43,476	43,326	4.30%
Silver	11,556,366.8	249,426	276,717	27.47%
Total investment in Bullion	11,976,598.3	$912,251	$1,003,576	99.61%
Other assets less liabilities			3,925	0.39%
Net Assets			$1,007,501	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations

For the years ended December 31, 2023, 2022, and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$5,920	$6,223	$5,840
Total expenses	5,920	6,223	5,840
Net investment loss	(5,920)	(6,223)	(5,840)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	520	547	1,089
Realized gain on Bullion distributed for the redemption of Shares	10,488	2,679	14,779
Change in unrealized gain / (loss) on investment in Bullion	22,446	(23,753)	(109,394)
Change in unrealized (loss) on unsettled creations or redemptions	—	—	(28)
Total gain / (loss) on investment in Bullion	33,454	(20,527)	(93,554)

Change in net assets from operations	$27,534	$(26,750)	$(99,394)

Net increase / (decrease) in net assets per Share	$2.49	$(2.28)	$(9.61)

Weighted average number of Shares	11,065,068	11,747,260	10,340,548

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	11,350,000	$1,007,501
Net investment loss		(5,920)
Realized gain on investment in Bullion		11,008
Change in unrealized gain on investment in Bullion		22,446
Creations	800,000	71,791
Redemptions	(1,700,000)	(147,995)
Closing balance at December 31, 2023	10,450,000	$958,831

	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	10,900,000	$970,513
Net investment loss		(6,223)
Realized gain on investment in Bullion		3,226
Change in unrealized (loss) on investment in Bullion		(23,753)
Creations	1,900,000	183,550
Redemptions	(1,450,000)	(119,812)
Closing balance at December 31, 2022	11,350,000	$1,007,501

	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	8,600,000	$841,868
Net investment loss		(5,840)
Realized gain on investment in Bullion		15,868
Change in unrealized (loss) on investment in Bullion		(109,394)
Change in unrealized (loss) on unsettled creations or redemptions		(28)
Creations	3,250,000	315,510
Redemptions	(950,000)	(87,471)
Closing balance at December 31, 2021	10,900,000	$970,513

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights

For the years ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$88.77	$89.04	$97.89
Income from investment operations:
Net investment loss	(0.54)	(0.53)	(0.56)
Total realized and unrealized gains or losses on investment in Bullion	3.52	0.26	(8.29)
Change in net assets from operations	2.98	(0.27)	(8.85)

Net asset value per Share at end of period	$91.75	$88.77	$89.04

Weighted average number of Shares	11,065,068	11,747,260	10,340,548

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	3.36%	(0.30)%	(9.04)%

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

The investment objective of the Trust is for the Shares to reflect the performance of the prices of physical gold, silver, platinum and palladium, in the proportions held by the Trust, less the Trust’s expenses. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to a proportional investment in gold, silver, platinum and palladium. An investment in physical Bullion requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Although the Shares are not the exact equivalent of an investment in Bullion, they provide investors with an alternative that allows a level of participation in the gold, silver, platinum and palladium markets through the securities market.

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

The Trust’s Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The Trust’s allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2023, approximately 0.89% of the Trust’s palladium and 0.88% of the Trust’s platinum was held by one or more sub-custodians. At December 31, 2023 none of the Trust’s gold or silver was held by a sub-custodian.

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

The IBA conducts an electronic, over-the-counter silver auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by major market vendors (the “LBMA Silver Price”). The LBMA Silver Price is established by the four LBMA authorized bullion banks and market makers participating in the auction and disseminated by major market vendors. The “London Metal Price” for silver held by the Trust is the LBMA Silver Price.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2023	December 31, 2022

Level 1
Investment in Bullion	$959,323	$1,003,576

There were no transfers between levels during the years ended December 31, 2023 and 2022.

2.3.	Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At December 31, 2023, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2022, the Trust had $4,438,406 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2023 or December 31, 2022.

2.6.	Investment in Bullion

Changes in ounces of Bullion and their respective values for the years ended December 31, 2023 and 2022 are set out below:

	Year Ended December 31, 2023
(Amounts in 000's of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	315,173.6	63,034.7	42,023.2	11,556,366.8	11,976,598.3
Creations	23,630.6	4,726.2	3,150.8	866,456.9	897,964.5
Redemptions	(47,222.9)	(9,444.6)	(6,296.4)	(1,731,506.2)	(1,794,470.1)
Transfers of Bullion to pay expenses	(1,863.5)	(372.7)	(248.6)	(68,331.5)	(70,816.3)
Closing balance	289,717.8	57,943.6	38,629.0	10,622,986.0	11,009,276.4

Investment in Bullion
Opening balance	$571,646	$111,887	$43,326	$276,717	$1,003,576
Creations	46,072	6,594	3,136	20,427	76,229
Redemptions	(90,937)	(11,642)	(5,832)	(39,584)	(147,995)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	14,422	(5,282)	(675)	2,023	10,488
Transfers of Bullion to pay expenses	(3,582)	(510)	(244)	(1,605)	(5,941)
Realized gain / (loss) on Bullion transferred to pay expenses	571	(161)	(15)	125	520
Change in unrealized gain / (loss) on investment in Bullion	63,957	(35,062)	(1,067)	(5,382)	22,446
Closing balance	$602,149	$65,824	$38,629	$252,721	$959,323

	Year Ended December 31, 2022
(Amounts in 000's of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	305,852.8	61,170.6	40,780.4	11,214,604.8	11,622,408.6
Creations	51,810.8	10,362.1	6,908.1	1,899,730.6	1,968,811.6
Redemptions	(40,517.6)	(8,103.5)	(5,402.3)	(1,485,646.1)	(1,539,669.5)
Transfers of Bullion to pay expenses	(1,972.4)	(394.5)	(263.0)	(72,322.5)	(74,952.4)
Closing balance	315,173.6	63,034.7	42,023.2	11,556,366.8	11,976,598.3

Investment in Bullion
Opening balance	$552,324	$120,690	$39,108	$258,889	$971,011
Creations	99,952	25,389	7,109	46,662	179,112
Redemptions	(69,633)	(16,261)	(4,907)	(29,011)	(119,812)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,755	1,635	(682)	(3,029)	2,679
Transfers of Bullion to pay expenses	(3,568)	(838)	(249)	(1,553)	(6,208)
Realized gain / (loss) on Bullion transferred to pay expenses	434	135	(24)	2	547
Change in unrealized (loss) / gain on investment in Bullion	(12,618)	(18,863)	2,971	4,757	(23,753)
Closing balance	$571,646	$111,887	$43,326	$276,717	$1,003,576

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

2.7.	Expenses / Realized Gains / Losses

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

For the year ended December 31, 2023, 2022 and 2021, the Sponsor’s Fee was $5,919,545, $6,222,877 and $5,840,480, respectively.

At December 31, 2023 and at December 31, 2022, the fees payable to the Sponsor were $492,555 and $512,893, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2023 and 2022.

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

abrdn ETFs Sponsor LLC

Date: February 28, 2024	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.