Form 10-Q
period 2024-03-31
abrdn Precious Metals Basket ETF Trust
filed 2024-05-09
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from______________to _________________ ___

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

As of May 7, 2024, abrdn Precious Metals Basket ETF Trust had 9,900,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

abrdn Precious Metals Basket ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

abrdn Precious Metals Basket ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: March 31, 2024: $446,373; December 31, 2023: $471,878)	$606,862	$602,149
Palladium (cost: March 31, 2024: $97,449; December 31, 2023: $103,017)	55,743	65,824
Platinum (cost: March 31, 2024: $37,693; December 31, 2023: $39,846)	33,143	38,629
Silver (cost: March 31, 2024: $218,336; December 31, 2023: $230,811)	246,598	252,721
Total investment in Bullion	942,346	959,323
Total assets	942,346	959,323

LIABILITIES
Fees payable to Sponsor	482	492
Total liabilities	482	492

NET ASSETS(1)	$941,864	$958,831

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2024 were 9,900,000 and at December 31, 2023 were 10,450,000. Net asset values per Share at March 31, 2024 and December 31, 2023 were $95.14 and $91.75, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	274,058.6	$446,373	$606,862	64.43%
Palladium	54,811.7	97,449	55,743	5.92%
Platinum	36,541.2	37,693	33,143	3.52%
Silver	10,048,817.3	218,336	246,598	26.18%
Total investment in Bullion	10,414,228.8	$799,851	$942,346	100.05%
Less liabilities			(482)	(0.05)%
Net Assets			$941,864	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	289,717.8	$471,878	$602,149	62.79%
Palladium	57,943.6	103,017	65,824	6.87%
Platinum	38,629.0	39,846	38,629	4.03%
Silver	10,622,986.0	230,811	252,721	26.36%
Total investment in Bullion	11,009,276.4	$845,552	$959,323	100.05%
Less liabilities			(492)	(0.05)%
Net Assets			$958,831	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,377	$1,495
Total expenses	1,377	1,495

Net investment loss	(1,377)	(1,495)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	133	133
Realized gain on Bullion distributed for the redemption of Shares	4,075	2,606
Change in unrealized gain on investment in Bullion	28,725	27,714
Total gain on investment in Bullion	32,933	30,453

Change in net assets from operations	$31,556	$28,958

Net increase / (decrease) in net assets per Share	$3.11	$2.57

Weighted average number of Shares	10,162,637	11,254,444

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	10,450,000	$958,831
Net investment loss		(1,377)
Realized gain on investment in Bullion		4,208
Change in unrealized gain on investment in Bullion		28,725
Redemptions	(550,000)	(48,523)
Closing balance at March 31, 2024	9,900,000	$941,864

	Three Months Ended March 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	11,350,000	$1,007,501
Net investment loss		(1,495)
Realized gain on investment in Bullion		2,739
Change in unrealized gain on investment in Bullion		27,714
Creations	100,000	9,142
Redemptions	(350,000)	(30,829)
Closing balance at March 31, 2023	11,100,000	$1,014,772

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$91.75	$88.77
Income from investment operations:
Net investment loss	(0.14)	(0.13)
Total realized and unrealized gains or losses on investment in Bullion	3.53	2.78
Change in net assets from operations	3.39	2.65

Net asset value per Share at end of period	$95.14	$91.42

Weighted average number of Shares	10,162,637	11,254,444

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	3.69%	2.99%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The investment objective of the Trust is for the Shares to reflect the performance of the prices of physical of gold, silver, platinum and palladium, less the Trust’s expenses. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold, silver, platinum and palladium markets through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust’s Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The Trust’s allocated Bullion may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s Bullion in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2024, approximately 0.94% of the Trust’s palladium and 0.93% of the Trust’s platinum  was held by one or more sub-custodians. At March 31, 2024 none of the Trust’s gold or silver was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2024	December 31, 2023

Level 1
Investment in Bullion	$942,346	$959,323

There were no transfers between levels during the three months ended March 31, 2024 or the year ended December 31, 2023.

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At March 31, 2024, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2024 or December 31, 2023.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three months ended March 31, 2024 and 2023 are set out below:

	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	289,717.8	57,943.6	38,629.0	10,622,986.0	11,009,276.4
Creations	—	—	—	—	—
Redemptions	(15,229.4)	(3,045.9)	(2,030.5)	(558,409.2)	(578,715.0)
Transfers of Bullion to pay expenses	(429.8)	(86.0)	(57.3)	(15,759.5)	(16,332.6)
Closing balance	274,058.6	54,811.7	36,541.2	10,048,817.3	10,414,228.8

Investment in Bullion
Opening balance	$602,149	$65,824	$38,629	$252,721	$959,323
Creations	—	—	—	—	—
Redemptions	(31,023)	(2,917)	(1,819)	(12,764)	(48,523)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	6,218	(2,498)	(276)	631	4,075
Transfers of Bullion to pay expenses	(882)	(89)	(53)	(363)	(1,387)
Realized gain / (loss) on Bullion transferred to pay expenses	182	(65)	(5)	21	133
Change in unrealized gain / (loss) on investment in Bullion	30,218	(4,512)	(3,333)	6,352	28,725
Closing balance	$606,862	$55,743	$33,143	$246,598	$942,346

(Amounts in 000’s of US$, except for ounces data)	Three Months Ended March 31, 2023
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	315,173.6	63,034.7	42,023.2	11,556,366.8	11,976,598.3
Creations	1,393.9	278.8	185.9	51,109.1	52,967.7
Redemptions	(9,746.4)	(1,949.2)	(1,299.6)	(357,367.8)	(370,363.0)
Transfers of Bullion to pay expenses	(467.8)	(93.6)	(62.4)	(17,152.7)	(17,776.5)
Closing balance	306,353.3	61,270.7	40,847.1	11,232,955.4	11,641,426.5

Investment in Bullion
Opening balance	$571,646	$111,887	$43,326	$276,717	$1,003,576
Creations	2,528	495	191	1,224	4,438
Redemptions	(18,774)	(2,869)	(1,274)	(7,912)	(30,829)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	3,138	(657)	(70)	195	2,606
Transfers of Bullion to pay expenses	(878)	(157)	(64)	(388)	(1,487)
Realized gain / (loss) on Bullion transferred to pay expenses	128	(13)	-	18	133
Change in unrealized gain / (loss) on investment in Bullion	48,700	(17,393)	(2,038)	(1,555)	27,714
Closing balance	$606,488	$91,293	$40,071	$268,299	$1,006,151

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

For the three months ended March 31, 2024 and 2023, the Sponsor’s Fee was $1,376,799 and $1,495,232, respectively.

At March 31, 2024 and at December 31, 2023, the fees payable to the Sponsor were $482,250 and $492,555, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2024 and 2023.

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

The Trust holds Bullion (consisting of gold, silver, platinum, palladium in specified proportions) and is expected to issue Baskets in exchange for deposits of Bullion and to distribute Bullion in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the prices of physical of gold, silver, platinum and palladium in the proportions held by the Trust, less the Trust’s expenses. The Trust holds Bullion in a ratio such that for every 0.03 ounces of gold it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium.  The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in Bullion.

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

The Quarter Ended March 31, 2024

The Trust’s NAV decreased from $958,830,648 at December 31, 2023 to $941,863,819 at March 31, 2024, a 1.77% decrease for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 3.84% from $99.34 at December 31, 2023 to $103.15 at March 31, 2024 and a decrease in outstanding Shares, which fell from 10,450,000 Shares at December 31, 2023 to 9,900,000 Shares at March 31, 2024, as a result of 550,000 Shares (11 Baskets) being redeemed. There were no Shares created during the quarter ended March 31, 2024.

The NAV per Share increased 3.69% from $91.75 at December 31, 2023 to $95.14 at March 31, 2024. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,376,799 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $95.14 at March 31, 2024 was the highest during the quarter, compared with a low of $85.65 at February 14, 2024.

The increase in net assets from operations for the quarter ended March 31, 2024 was $31,556,022, resulting from a realized gain of $132,693 on the transfer of Bullion to pay expenses, a realized gain of $4,075,434 on Bullion distributed for the redemption of Shares and an increase in unrealized gain on investment in Bullion of $28,724,694, offset by the Sponsor’s Fee of $1,376,799. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2024.

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

The NAV per Share increased 2.99% from $88.77 at December 31, 2022 to $91.42 at March 31, 2023. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,495,232 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2024:

0   Baskets were created.

11 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Palladium	Platinum	Silver
January 2024	2	100,000	0.028	0.006	0.004	1.016
February 2024	7	350,000	0.028	0.006	0.004	1.016
March 2024	2	100,000	0.028	0.006	0.004	1.015
	11	550,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2024.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Precious Metals Basket ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 9, 2024	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.