Form 10-Q
period 2024-06-30
abrdn Precious Metals Basket ETF Trust
filed 2024-08-09
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from________________ to ________________

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

As of August 7, 2024, abrdn Precious Metals Basket ETF Trust had 9,475,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

abrdn Precious Metals Basket ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

abrdn Precious Metals Basket ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: June 30, 2024: $433,078; December 31, 2023: $471,878)	$618,511	$602,149
Palladium (cost: June 30, 2024: $94,152; December 31, 2023: $103,017)	51,584	65,824
Platinum (cost: June 30, 2024: $36,478; December 31, 2023: $39,846)	35,805	38,629
Silver (cost: June 30, 2024: $211,657; December 31, 2023: $230,811)	285,757	252,721
Total investment in Bullion	991,657	959,323
Total assets	991,657	959,323

LIABILITIES
Fees payable to Sponsor	490	492
Total liabilities	490	492

NET ASSETS(1)	$991,167	$958,831

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2024 were 9,600,000 and at December 31, 2023 were 10,450,000. Net asset values per Share at June 30, 2024 and December 31, 2023 were $103.25 and $91.75, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	265,352.8	$433,078	$618,511	62.41%
Palladium	53,070.4	94,152	51,584	5.20%
Platinum	35,380.2	36,478	35,805	3.61%
Silver	9,729,564.7	211,657	285,757	28.83%
Total investment in Bullion	10,083,368.1	$775,365	$991,657	100.05%
Less liabilities			(490)	(0.05)%
Net Assets			$991,167	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	289,717.8	$471,878	$602,149	62.79%
Palladium	57,943.6	103,017	65,824	6.87%
Platinum	38,629.0	39,846	38,629	4.03%
Silver	10,622,986.0	230,811	252,721	26.36%
Total investment in Bullion	11,009,276.4	$845,552	$959,323	100.05%
Less liabilities			(492)	(0.05)%
Net Assets			$958,831	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,499	$1,515	$2,875	$3,010
Total expenses	1,499	1,515	2,875	3,010

Net investment loss	(1,499)	(1,515)	(2,875)	(3,010)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	281	170	414	302
Realized gain on Bullion distributed for the redemption of Shares	8,044	1,187	12,119	3,792
Change in unrealized gain / (loss) on investment in Bullion	73,798	(58,444)	102,522	(30,730)
Total gain/(loss) on investment in Bullion	82,123	(57,087)	115,055	(26,636)

Change in net assets from operations	$80,624	$(58,602)	$112,180	$(29,646)

Net increase / (decrease) in net assets per Share	$8.24	$(5.17)	$11.25	$(2.62)

Weighted average number of Shares	9,786,264	11,334,066	9,974,451	11,294,475

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	9,900,000	$941,864	11,100,000	$1,014,772
Net investment loss		(1,499)		(1,515)
Realized gain on investment in Bullion		8,325		1,357
Change in unrealized gain/(loss) on investment in Bullion		73,798		(58,444)
Creations	50,000	4,997	450,000	41,495
Redemptions	(350,000)	(36,318)	(150,000)	(13,344)
Closing balance	9,600,000	$991,167	11,400,000	$984,321

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	10,450,000	$958,831	11,350,000	$1,007,501
Net investment loss		(2,875)		(3,010)
Realized gain on investment in Bullion		12,533		4,094
Change in unrealized gain/(loss) on investment in Bullion		102,522		(30,730)
Creations	50,000	4,997	550,000	50,637
Redemptions	(900,000)	(84,841)	(500,000)	(44,171)
Closing balance	9,600,000	$991,167	11,400,000	$984,321

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$95.14	$91.42	$91.75	$88.77
Income from investment operations:
Net investment loss	(0.15)	(0.13)	(0.29)	(0.27)
Total realized and unrealized gains or (losses) on investment in Bullion	8.26	(4.95)	11.79	(2.16)
Change in net assets from operations	8.11	(5.08)	11.50	(2.43)

Net asset value per Share at end of period	$103.25	$86.34	$103.25	$86.34

Weighted average number of Shares	9,786,264	11,334,066	9,974,451	11,294,475

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	8.52%	(5.56)%	12.53%	(2.74)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Precious Metals Basket ETF Trust (the “Trust”) is a common law trust formed on October 18, 2010 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds Bullion in set ratios such that for every 0.03 ounces of gold it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium (together, “Bullion”). Effective June 18, 2024, the Trust issues abrdn Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 25,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Prior to June 18, 2024, the number of Shares that constituted a Basket was 50,000. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc., which is a wholly-owned indirect subsidiary of abrdn plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the prices of physical gold, silver, platinum and palladium in the proportions held by the Trust, less the Trust’s expenses.  The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold, silver, platinum and palladium markets through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s Bullion. Prior to May 23, 2024, JPMorgan Chase Bank N.A. (“JPMorgan”) served as custodian of the Trust’s Bullion, and will continue to provide custody services until all of the Trust’s Bullion is transferred to ICBC. At June 30, 2024, approximately 0.08% of the Trust's gold, 98.91% of the Trust's palladium, 99.03% of the Trust's platinum and 33.43% of the Trust's silver remained at JPMorgan, while 99.92% of the Trust's gold, 1.09% of the Trust's silver, 0.97% of the Trust's platinum and 66.57% of the Trust's silver had been transferred to ICBC. At June 30, 2024, none of the Trust's Bullion was held by a sub-custodian.

The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant “London Metal Price” for each metal held by the Trust. This is the applicable “London Bullion Market Association (“LBMA”) Gold Price PM” for the price of an ounce of gold, the “LBMA Silver Price” for silver, and for platinum and palladium the applicable “LBMA Price PM”.

Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of Bullion transferred.

The LBMA Gold Price PM is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to settle trades in US Dollars, Euros or British Pounds for LBMA authorized participating gold bullion banks or market makers that establishes a reference gold price for that day’s trading. The “London Metal Price” for gold held by the Trust is the LBMA Gold Price PM.

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

The LME is responsible for the administration of the electronic platinum and palladium bullion price fixing system (“LMEbullion”) as well as providing electronic market clearing processes for platinum and palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion establishes and publishes fixed prices for troy ounces of platinum and palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LBMA Price AM”) and 2:00 p.m. London time (the “LBMA Price PM”). The “London Metal Price” for platinum and palladium held by the Trust is the LBMA Price PM.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2024	December 31, 2023
Level 1
Investment in Bullion	$991,657	$959,323

There were no transfers between levels during the six months ended June 30, 2024 or the year ended December 31, 2023.

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At June 30, 2024, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

2.4.    Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (effective June 18, 2024, a Basket equals a block of 25,000 Shares. Prior to June 18, 2024, a Basket equaled a block of 50,000 Shares.). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other Bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account, either loco London or loco Zurich, established with the Custodian or a Bullion clearing bank by an Authorized Participant.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the standard settlement period for Shares is one business day. Prior to May 28, 2024, the settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When Bullion is exchanged in settlement of a redemption, it is considered a sale of Bullion for financial statement purposes.

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

Notes to the Financial Statements (Unaudited)

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2024 or December 31, 2023.

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and six months ended June 30, 2024 and 2023 are set out below:

	Three Months Ended June 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	274,058.6	54,811.7	36,541.2	10,048,817.3	10,414,228.8
Creations	1,383.3	276.7	184.4	50,722.3	52,566.7
Redemptions	(9,676.0)	(1,935.2)	(1,290.2)	(354,788.4)	(367,689.8)
Transfers of Bullion to pay expenses	(413.1)	(82.8)	(55.2)	(15,186.5)	(15,737.6)
Closing balance	265,352.8	53,070.4	35,380.2	9,729,564.7	10,083,368.1

Investment in Bullion
Opening balance	$606,862	$55,743	$33,143	$246,598	$942,346
Creations	3,173	283	172	1,369	4,997
Redemptions	(22,719)	(1,863)	(1,292)	(10,444)	(36,318)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	6,926	(1,570)	(38)	2,726	8,044
Transfers of Bullion to pay expenses	(958)	(75)	(51)	(407)	(1,491)
Realized gain / (loss) on Bullion transferred to pay expenses	283	(72)	(6)	76	281
Change in unrealized gain / (loss) on investment in Bullion	24,944	(862)	3,877	45,839	73,798
Closing balance	$618,511	$51,584	$35,805	$285,757	$991,657

(Amounts in 000’s of US$, except for ounces data)	Three Months Ended June 30, 2023
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	306,353.3	61,270.7	40,847.1	11,232,955.4	11,641,426.5
Creations	15,301.4	3,060.3	2,040.2	561,051.7	581,453.6
Redemptions	(4,169.9)	(834.1)	(555.9)	(152,898.0)	(158,457.9)
Transfers of Bullion to pay expenses	(473.7)	(94.7)	(63.2)	(17,367.6)	(17,999.2)
Closing balance	317,011.1	63,402.2	42,268.2	11,623,741.5	12,046,423.0

Investment in Bullion
Opening balance	$606,488	$91,293	$40,071	$268,299	$1,006,151
Creations	30,410	4,523	2,115	13,589	50,637
Redemptions	(8,088)	(1,103)	(535)	(3,618)	(13,344)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	1,321	(392)	(39)	297	1,187
Transfers of Bullion to pay expenses	(931)	(134)	(64)	(417)	(1,546)
Realized gain / (loss) on Bullion transferred to pay expenses	169	(37)	(3)	41	170
Change in unrealized loss on investment in Bullion	(23,164)	(14,644)	(3,630)	(17,006)	(58,444)
Closing balance	$606,205	$79,506	$37,915	$261,185	$984,811

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	289,717.8	57,943.6	38,629.0	10,622,986.0	11,009,276.4
Creations	1,383.3	276.7	184.4	50,722.3	52,566.7
Redemptions	(24,905.4)	(4,981.1)	(3,320.7)	(913,197.6)	(946,404.8)
Transfers of Bullion to pay expenses	(842.9)	(168.8)	(112.5)	(30,946.0)	(32,070.2)
Closing balance	265,352.8	53,070.4	35,380.2	9,729,564.7	10,083,368.1

Investment in Bullion
Opening balance	$602,149	$65,824	$38,629	$252,721	$959,323
Creations	3,173	283	172	1,369	4,997
Redemptions	(53,742)	(4,780)	(3,111)	(23,208)	(84,841)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	13,144	(4,068)	(314)	3,357	12,119
Transfers of Bullion to pay expenses	(1,839)	(164)	(104)	(770)	(2,877)
Realized gain / (loss) on Bullion transferred to pay expenses	465	(137)	(11)	97	414
Change in unrealized gain / (loss) on investment in Bullion	55,161	(5,374)	544	52,191	102,522
Closing balance	$618,511	$51,584	$35,805	$285,757	$991,657

(Amounts in 000’s of US$, except for ounces data)	Six Months Ended June 30, 2023
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	315,173.6	63,034.7	42,023.2	11,556,366.8	11,976,598.3
Creations	16,695.3	3,339.1	2,226.1	612,160.8	634,421.3
Redemptions	(13,916.3)	(2,783.3)	(1,855.5)	(510,265.8)	(528,820.9)
Transfers of Bullion to pay expenses	(941.5)	(188.3)	(125.6)	(34,520.3)	(35,775.7)
Closing balance	317,011.1	63,402.2	42,268.2	11,623,741.5	12,046,423.0

Investment in Bullion
Opening balance	$571,646	$111,887	$43,326	$276,717	$1,003,576
Creations	32,938	5,018	2,306	14,813	55,075
Redemptions	(26,860)	(3,972)	(1,809)	(11,530)	(44,171)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,458	(1,049)	(109)	492	3,792
Transfers of Bullion to pay expenses	(1,809)	(291)	(128)	(805)	(3,033)
Realized gain / (loss) on Bullion transferred to pay expenses	296	(50)	(3)	59	302
Change in unrealized gain / (loss) on investment in Bullion	25,536	(32,037)	(5,668)	(18,561)	(30,730)
Closing balance	$606,205	$79,506	$37,915	$261,185	$984,811

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

For the three months ended June, 30, 2024 and 2023, the Sponsor’s Fee was $1,498,511 and $1,515,120, respectively. For the six months ended June 30, 2024 and 2023, the Sponsor’s Fee was $2,875,309 and $3,010,352, respectively.

At June 30, 2024 and at December 31, 2023, the fees payable to the Sponsor were $489,812 and $492,555, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2024 and 2023.

Unless otherwise directed by the Sponsor, when selling Bullion the Trustee will endeavor to sell at the price established by the LBMA Price for each metal held by the Trust. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such Bullion only if the sale transaction is made at the next LBMA Price for each metal held by the Trust used by the Trustee to value the Trust’s Bullion. A gain or loss is recognized based on the difference between the selling price and the average cost of the Bullion sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

Realized gains and losses result from the transfer of LBMA Price for each metal held by the Trust used by the Trustee to value the Trust’s Bullion for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of Bullion transferred.

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

The Trust holds Bullion (consisting of gold, silver, platinum, palladium in specified proportions) and is expected to issue Baskets in exchange for deposits of Bullion and to distribute Bullion in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the prices of physical gold, silver, platinum and palladium in the proportions held by the Trust, less the Trust’s expenses. The Trust holds Bullion in a ratio such that for every 0.03 ounces of gold it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium.  The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in Bullion.

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion and only in aggregations of 25,000 Shares, effective June 18, 2024, or integral multiples thereof. Prior to June 18, 2024, the number of Shares that constituted a Basket was 50,000. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

At the Evaluation Time, the Trustee values the Trust’s Bullion on the basis of that day’s LBMA Price for such metal or, if no LBMA Price is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent LBMA Price announced for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the applicable LBMA Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s Bullion is not an appropriate basis for evaluation of the Trust’s Bullion, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s Bullion or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Quarter Ended June 30, 2024

The Trust’s NAV increased from $941,863,819 at March 31, 2024 to $991,167,633 at June 30, 2024, a 5.23% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 8.69% from $103.15 at March 31, 2024 to $112.11 at June 30, 2024 and a decrease in outstanding Shares, which fell from 9,900,000 Shares at March 31, 2024 to 9,600,000 Shares at June 30, 2024, as a result of 50,000 Shares (2 Baskets) being created and 350,000 Shares (14 Baskets) being redeemed. Effective June 18, 2024, the number of Shares that constitute a Basket decreased from 50,000 to 25,000. Accordingly, information prior to this change has been retroactively adjusted to conform with the change in Basket size.

The NAV per Share increased 8.52% from $95.14 at March 31, 2024 to $103.25 at June 30, 2024. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,498,511 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $108.75 at May 21, 2024 was the highest during the quarter, compared with a low of $95.14 at April 1, 2024.

The increase in net assets from operations for the quarter ended June 30, 2024 was $80,624,628, resulting from a realized gain of $281,205 on the transfer of Bullion to pay expenses, a realized gain of $8,044,075 on Bullion distributed for the redemption of Shares and an increase in unrealized gain on investment in Bullion of $73,797,859, offset by the Sponsor’s Fee of $1,498,511. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2024.

The Six Months Ended June 30, 2024

The Trust’s NAV increased from $958,830,648 at December 31, 2023 to $991,167,633 at June 30, 2024, a 3.37% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 12.85% from $99.34 at December 31, 2023 to $112.11 at June 30, 2024 and a decrease in outstanding Shares, which fell from 10,450,000 Shares at December 31, 2023 to 9,600,000 Shares at June 31, 2024, as a result of 50,000 Shares (2 Baskets) being created and 900,000 Shares (36 Baskets) being redeemed. Effective June 18, 2024, the number of Shares that constitute a Basket decreased from 50,000 to 25,000. Accordingly, information prior to this change has been retroactively adjusted to conform with the change in Basket size.

abrdn Precious Metals Basket ETF Trust

The NAV per Share increased 12.53% from $91.75 at December 31, 2023 to $103.25 at June 30, 2024. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $2,875,309 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $108.75 at May 21, 2024 was the highest during the period, compared with a low of $85.65 at February 14, 2024.

The increase in net assets from operations for the period ended June 30, 2024 was $112,180,849, resulting from a realized gain of $413,897 on the transfer of Bullion to pay expenses, a realized gain of $12,119,709 on Bullion distributed for the redemption of Shares and an increase in unrealized gain on investment in Bullion of $102,522,552, offset by the Sponsor’s Fee of $2,875,309. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

abrdn Precious Metals Basket ETF Trust

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2024:

2 Baskets were created.

14 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Palladium	Platinum	Silver
April 2024	2	50,000	0.028	0.006	0.004	1.015
May 2024	6	150,000	0.028	0.006	0.004	1.015
June 2024	6	150,000	0.028	0.006	0.004	1.015
	14	350,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2024.

abrdn Precious Metals Basket ETF Trust

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Precious Metals Basket ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 9, 2024	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.