Form 10-Q
period 2024-09-30
abrdn Precious Metals Basket ETF Trust
filed 2024-11-12
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from____________to____________

Commission File Number: 001-34917

abrdn Precious Metals Basket ETF Trust

 (Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC
1900 Market Street, Suite 200 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(844) 383-7289

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Precious Metals Basket Shares ETF	GLTR	NYSE Arca

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

As of November 7, 2024, abrdn Precious Metals Basket ETF Trust had 9,475,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

abrdn Precious Metals Basket ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

abrdn Precious Metals Basket ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: September 30, 2024: $428,402; December 31, 2023: $471,878)	$687,736	$602,149
Palladium (cost: September 30, 2024: $92,441; December 31, 2023: $103,017)	52,196	65,824
Platinum (cost: September 30, 2024: $35,932; December 31, 2023: $39,846)	34,344	38,629
Silver (cost: September 30, 2024: $209,091; December 31, 2023: $230,811)	297,958	252,721
Total investment in Bullion	1,072,234	959,323
Total assets	1,072,234	959,323

LIABILITIES
Fees payable to Sponsor	529	492
Total liabilities	529	492

NET ASSETS(1)	$1,071,705	$958,831

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2024 were 9,475,000 and at December 31, 2023 were 10,450,000. Net asset values per Share at September 30, 2024 and December 31, 2023 were $113.11 and $91.75, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	261,501.7	$428,402	$687,736	64.18%
Palladium	52,300.1	92,441	52,196	4.87%
Platinum	34,866.8	35,932	34,344	3.20%
Silver	9,588,354.6	209,091	297,958	27.80%
Total investment in Bullion	9,937,023.2	$765,866	$1,072,234	100.05%
Less liabilities			(529)	(0.05)%
Net Assets			$1,071,705	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	289,717.8	$471,878	$602,149	62.79%
Palladium	57,943.6	103,017	65,824	6.87%
Platinum	38,629.0	39,846	38,629	4.03%
Silver	10,622,986.0	230,811	252,721	26.36%
Total investment in Bullion	11,009,276.4	$845,552	$959,323	100.05%
Less liabilities			(492)	(0.05)%
Net Assets			$958,831	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,556	$1,484	$4,432	$4,494
Total expenses	1,556	1,484	4,432	4,494

Net investment loss	(1,556)	(1,484)	(4,432)	(4,494)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	346	129	760	431
Realized gain on Bullion distributed for the redemption of Shares	4,156	3,631	16,276	7,423
Change in unrealized gain / (loss) on investment in Bullion	90,075	(5,500)	192,597	(36,230)
Total gain/(loss) on investment in Bullion	94,577	(1,740)	209,633	(28,376)

Change in net assets from operations	$93,021	$(3,224)	$205,201	$(32,870)

Net increase / (decrease) in net assets per Share	$9.76	$(0.29)	$20.89	$(2.93)

Weighted average number of Shares	9,528,804	11,052,717	9,824,818	11,213,004

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	9,600,000	$991,167	11,400,000	$984,321
Net investment loss		(1,556)		(1,484)
Realized gain on investment in Bullion		4,502		3,760
Change in unrealized gain/(loss) on investment in Bullion		90,075		(5,500)
Creations	75,000	7,845	—	—
Redemptions	(200,000)	(20,328)	(500,000)	(44,128)
Closing balance	9,475,000	$1,071,705	10,900,000	$936,969

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	10,450,000	$958,831	11,350,000	$1,007,501
Net investment loss		(4,432)		(4,494)
Realized gain on investment in Bullion		17,036		7,854
Change in unrealized gain/(loss) on investment in Bullion		192,597		(36,230)
Creations	125,000	12,842	550,000	50,637
Redemptions	(1,100,000)	(105,169)	(1,000,000)	(88,299)
Closing balance	9,475,000	$1,071,705	10,900,000	$936,969

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$103.25	$86.34	$91.75	$88.77
Income from investment operations:
Net investment loss	(0.16)	(0.13)	(0.45)	(0.40)
Total realized and unrealized gains or losses on investment in Bullion	10.02	(0.25)	21.81	(2.41)
Change in net assets from operations	9.86	(0.38)	21.36	(2.81)

Net asset value per Share at end of period	$113.11	$85.96	$113.11	$85.96

Weighted average number of Shares	9,528,804	11,052,717	9,824,818	11,213,004

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	9.55%	(0.44)%	23.28%	(3.17)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s Bullion. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s Bullion. The Trust's Bullion may also be held by a sub-custodian selected by the Custodian to hold the Trust’s Bullion on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2024, all of the Trust's gold, palladium and platinum was held at ICBC. At September 30, 2024, all of the Trust's silver was held by one or more sub-custodians.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2024	December 31, 2023
Level 1
Investment in Bullion	$1,072,234	$959,323

There were no transfers between levels during the nine months ended September 30, 2024 or the year ended December 31, 2023.

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within one business day of the trade date. At September 30, 2024, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

2.4.    Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 25,000 Shares. Prior to June 18, 2024, a Basket equaled a block of 50,000 Shares.). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other Bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account established with the Custodian or a Bullion clearing bank by an Authorized Participant.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the settlement standard period for Shares is one business day. Prior to May 28, 2024, the settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When Bullion is exchanged in settlement of a redemption, it is considered a sale of Bullion for financial statement purposes.

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

Notes to the Financial Statements (Unaudited)

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2024 or December 31, 2023.

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and nine months ended September 30, 2024 and 2023 are set out below:

	Three Months Ended September 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	265,352.8	53,070.4	35,380.2	9,729,564.7	10,083,368.1
Creations	2,071.0	414.2	276.2	75,936.0	78,697.4
Redemptions	(5,522.1)	(1,104.4)	(736.3)	(202,475.9)	(209,838.7)
Transfers of Bullion to pay expenses	(400.0)	(80.1)	(53.3)	(14,670.2)	(15,203.6)
Closing balance	261,501.7	52,300.1	34,866.8	9,588,354.6	9,937,023.2
					—
Investment in Bullion
Opening balance	$618,511	$51,584	$35,805	$285,757	$991,657
Creations	5,024	383	269	2,169	7,855
Redemptions	(13,233)	(945)	(670)	(5,480)	(20,328)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,187.0	(1,008)	(88)	1,065	4,156
Transfers of Bullion to pay expenses	(949)	(80)	(54)	(434)	(1,517)
Realized gain / (loss) on Bullion transferred to pay expenses	294	(60)	(2)	114	346
Change in unrealized gain / (loss) on investment in Bullion	73,902	2,322	(916)	14,767	90,075
Closing balance	$687,736	$52,196	$34,344	$297,958	$1,072,234

	Three Months Ended September 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	317,011.1	63,402.2	42,268.2	11,623,741.5	12,046,423.0
Creations	—	—	—	—	—
Redemptions	(13,890.5)	(2,778.0)	(1,852.1)	(509,315.0)	(527,835.6)
Transfers of Bullion to pay expenses	(473.7)	(94.8)	(63.2)	(17,374.2)	(18,005.9)
Closing balance	302,646.9	60,529.4	40,352.9	11,097,052.3	11,500,581.5
					—
Investment in Bullion
Opening balance	$606,205	$79,506	$37,915	$261,185	$984,811
Creations	—	—	—	—	—
Redemptions	(26,909)	(3,478)	(1,728)	(12,013)	(44,128)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,372	(1,503)	(189)	951	3,631
Transfers of Bullion to pay expenses	(918)	(119)	(59)	(414)	(1,510)
Realized gain / (loss) on Bullion transferred to pay expenses	150	(51)	(6)	36	129
Change in unrealized (loss) / gain on investment in Bullion	(16,799)	3,667	1,313	6,319	(5,500)
Closing balance	$566,101	$78,022	$37,246	$256,064	$937,433

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	289,717.8	57,943.6	38,629.0	10,622,986.0	11,009,276.4
Creations	3,454.3	690.9	460.6	126,658.3	131,264.1
Redemptions	(30,427.5)	(6,085.5)	(4,057.0)	(1,115,673.5)	(1,156,243.5)
Transfers of Bullion to pay expenses	(1,242.9)	(248.9)	(165.8)	(45,616.2)	(47,273.8)
Closing balance	261,501.7	52,300.1	34,866.8	9,588,354.6	9,937,023.2

Investment in Bullion
Opening balance	$602,149	$65,824	$38,629	$252,721	$959,323
Creations	8,197	666	441	3,538	12,842
Redemptions	(66,975)	(5,725)	(3,781)	(28,688)	(105,169)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	17,332	(5,076)	(402)	4,422	16,276
Transfers of Bullion to pay expenses	(2,790)	(244)	(158)	(1,203)	(4,395)
Realized gain / (loss) on Bullion transferred to pay expenses	760	(197)	(13)	210	760
Change in unrealized gain / (loss) on investment in Bullion	129,063	(3,052)	(372)	66,958	192,597
Closing balance	$687,736	$52,196	$34,344	$297,958	$1,072,234

	Nine Months Ended September 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	315,173.6	63,034.7	42,023.2	11,556,366.8	11,976,598.3
Creations	16,695.3	3,339.1	2,226.1	612,160.7	634,421.2
Redemptions	(27,806.8)	(5,561.3)	(3,707.6)	(1,019,580.8)	(1,056,656.5)
Transfers of Bullion to pay expenses	(1,415.2)	(283.1)	(188.8)	(51,894.4)	(53,781.5)
Closing balance	302,646.9	60,529.4	40,352.9	11,097,052.3	11,500,581.5

Investment in Bullion
Opening balance	$571,646	$111,887	$43,326	$276,717	$1,003,576
Creations	32,938	5,018	2,306	14,813	55,075
Redemptions	(53,769)	(7,450)	(3,537)	(23,543)	(88,299)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	8,830	(2,552)	(298)	1,443	7,423
Transfers of Bullion to pay expenses	(2,727)	(410)	(187)	(1,219)	(4,543)
Realized gain / (loss) on Bullion transferred to pay expenses	446	(101)	(9)	95	431
Change in unrealized gain / (loss) on investment in Bullion	8,737	(28,370)	(4,355)	(12,242)	(36,230)
Closing balance	$566,101	$78,022	$37,246	$256,064	$937,433

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

For the three months ended September, 30, 2024 and 2023, the Sponsor’s Fee was $1,556,293 and $1,483,871, respectively. For the nine months ended September 30, 2024 and 2023, the Sponsor’s Fee was $4,431,603 and $4,494,223, respectively.

At September 30, 2024 and at December 31, 2023, the fees payable to the Sponsor were $528,785 and $492,555, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2024 and 2023.

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

Notes to the Financial Statements (Unaudited)

2.8.    Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, the following material subsequent events were identified.

Effective November 12, 2024, immediately following the filing of this report, Brian Kordeck resigned as Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck had served as Principal Financial Officer of the Registrant. Effective November 12, 2024, Sharon Ferrari was appointed Treasurer and Chief Financial Officer of the Sponsor. Ms. Ferrari will serve as Principal Financial Officer of the Registrant.

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

The Quarter Ended September 30, 2024

The Trust’s NAV increased from $991,167,633 at June 30, 2024 to $1,071,704,894 at September 30, 2024, a 8.13% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 9.72% from $112.11 at June 3 to $123.01 at September 30, 2024 and a decrease in outstanding Shares, which fell from 9,600,000 Shares at June 30, 2024 to 9,475,000 Shares at September 30, 2024, as a result of 75,000 Shares (3 Baskets) being created and 200,000 Shares (8 Baskets) being redeemed.

The NAV per Share increased 9.55% from $103.25 at June 30, 2024 to $113.11 at September 30, 2024. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,556,293 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $115.84 at September 26, 2024 was the highest during the quarter, compared with a low of $101.61 at August 5, 2024.

The increase in net assets from operations for the quarter ended September 30, 2024 was $93,020,254, resulting from a realized gain of $346,479 on the transfer of Bullion to pay expenses, a realized gain of $4,155,569 on Bullion distributed for the redemption of Shares and an increase in unrealized gain on investment in Bullion of $90,074,500, offset by the Sponsor’s Fee of $1,556,293. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2024.

The Nine Months Ended September 30, 2024

The Trust’s NAV increased from $958,830,648 at December 31, 2023 to $1,071,704,894 at September 30, 2024, a 11.77% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 23.83% from $99.34 at December 31, 2023 to $123.01 at September 30, 2024 and a decrease in outstanding Shares, which fell from 10,450,000 Shares at December 31, 2023 to 9,475,000 Shares at September 30, 2024, as a result of 125,000 Shares (5 Baskets) being created and 1,100,000 Shares (44 Baskets) being redeemed. Effective June 18, 2024, the number of Shares that constitute a Basket decreased from 50,000 to 25,000. Accordingly, information prior to this change has been retroactively adjusted to conform with the change in Basket size.

The NAV per Share increased 23.28% from $91.75 at December 31, 2023 to $113.11 at September 30, 2024. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $4,431,603 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $115.84 at September 26, 2024 was the highest during the period, compared with a low of $85.65 at February 14, 2024.

The increase in net assets from operations for the period ended September 30, 2024 was $205,201,103, resulting from a realized gain of $760,376 on the transfer of Bullion to pay expenses, a realized gain of $16,275,278 on Bullion distributed for the redemption of Shares and an increase in unrealized gain on investment in Bullion of $192,597,052, offset by the Sponsor’s Fee of $4,431,603. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2024:

3 Baskets were created.

8 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Palladium	Platinum	Silver
July 2024	—	—	—	—	—	—
August 2024	8	200,000	0.028	0.006	0.004	1.012
September 2024	—	—	—	—	—	—
	8	200,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2024.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Precious Metals Basket ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 12, 2024	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.