Form 10-K
period 2024-12-31
abrdn Precious Metals Basket ETF Trust
filed 2025-02-28
CIK 1483386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____________________to___________________

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2024 as reported by the NYSE Arca, Inc. on that date: $988,597,702.

As of February 26, 2025, abrdn Precious Metals Basket ETF Trust had 9,725,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Precious Metals Basket ETF Trust (the “Trust”) is to own, in an agreed proportion, gold, silver, platinum and palladium (collectively, “Bullion”) transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of Bullion. The Trust was formed on October 18, 2010 when an initial deposit of Bullion was made in exchange for the issuance of two Baskets (a “Basket” consisted of 50,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is ICBC Standard Bank Plc (the “Custodian” or “ICBC”) (the “Custodian”).

The Trust’s Shares at redeemable value increased from $958,830,648 at December 31, 2023 to $1,039,953,142 at December 31, 2024, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 10,450,000 Shares at December 31, 2023 to 9,500,000 Shares at December 31, 2024.

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

The Sponsor of the registrant maintains an Internet website at www.abrdn.com/us/etf through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. From 2009 to 2019, the European Central Bank and other central banks of Europe operated under a series of four Central Bank Gold Agreements (“CBGA”). The CBGA limited the amount of gold that these banks were allowed to sell for the duration of each agreement, helping to stabilize the gold market. The CBGA had the desired effect, and the gold market has become more balanced, eliminating the need for a formal agreement going forward. According to statistics provided by the World Gold Council, as of Q4 2023, central banks are estimated to hold approximately 36,699 tonnes (“tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 17% of existing above-ground stocks.

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

World Gold Supply and Demand 2014-2023 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2014 to 2023 and is based on information reported by the World Gold Council.

(tonnes)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Supply
Mine production	3,272	3,362	3,516	3,581	3,658	3,605	3,484	3,573	3,633	3,644
Net producer hedging	105	13	38	(26)	(12)	6	(37)	(5)	(12)	67
Recycled gold	1,130	1,067	1,232	1,112	1,132	1,276	1,293	1,136	1,140	1,239
Total supply	4,506	4,442	4,786	4,667	4,778	4,887	4,740	4,704	4,761	4,950

Demand
Jewellery fabrication	2,544	2,479	2,019	2,257	2,290	2,152	1,324	2,231	2,196	2,190
Jewellery consumption	2,532	2,459	2,104	2,241	2,250	2,127	1,398	2,148	2,090	2,112
Jewellery inventory	12	20	(85)	17	40	25	(74)	83	106	79
Technology	355	338	329	339	342	333	309	337	315	305
Electronics	284	268	262	272	275	269	255	279	258	249
Other Industrial	52	51	50	51	52	50	42	47	47	47
Dentistry	20	19	18	16	15	14	12	11	10	9
Investment	905	967	1,616	1,315	1,161	1,275	1,795	992	1,113	945
Total bar and coin	1,067	1,091	1,073	1,044	1,091	871	902	1,180	1,222	1,190
Bars	781	791	798	780	776	584	543	811	802	781
Official Coins	205	224	208	188	242	221	290	284	321	293
Medals/Imitation Coins	81	76	68	76	73	67	69	85	99	115
ETFs & similar products	(162)	(124)	543	271	70	404	893	(189)	(110)	(244)
Central banks & other inst.	601	580	395	379	656	605	255	450	1,082	1,049
Gold demand	4,405	4,364	4,359	4,290	4,449	4,365	3,683	4,010	4,705	4,490
OTC and other*	101	78	427	377	330	522	1,058	694	56	460
Total demand	4,506	4,442	4,786	4,667	4,778	4,887	4,740	4,704	4,761	4,950
LBMA Gold Price (US$/oz)	1,266	1,160	1,251	1,257	1,268	1,393	1,770	1,799	1,800	1,941

Source: Metals Focus, Refinitiv GFMS, ICE Benchmark Administration, World Gold Council

*

This number captures demand in the OTC market (for which data is not readily available), changes to inventories on commodity exchanges, any unobserved changes in fabrication inventories and any statistical residual. It is the difference between total supply and gold demand.

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 1.41% per annum. Of the three sources of supply, mine production accounts for 73.6% in 2023. Recycled gold volumes have ranged from 1,067 tonnes to 1,293 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. Industrial demand has fluctuated between 6.7% and 8.4% of total demand over the past 10 years. Exchange traded product inventory build had seen strong growth through 2012, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. Exchange traded product inventory build has been positive each year from 2016 to 2020, but fell off in 2021. During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Retail coin demand tapered off in 2019, but has averaged 9.25% from 2020 to 2023. Demand from Central Banks and other institutions fluctuated between 8.8% and 14.8% from 2013 to 2019, before reaching a low of 6.9% in 2020. However, that figure has increased in each of the last three years, reaching a high of 23.4% in 2023.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2014 to December 31, 2024.

Spot Gold Price
3,000
2,500
2,000
1,500
1,000
500
-
US$/oz
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

Source: Bloomberg, abrdn. Chart data from 12/31/2014 to 12/31/2024. Spot Gold Price = GOLDLNPM Index.

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

Similarly in 2023, economic and geopolitical factors continued to drive volatility in the price of gold over the course of the year. While the central bank demand that sparked a fourth quarter rally remained strong throughout the year, a weaker US Dollar and a drop in US 10-Year Treasury Yields caused the price of gold to reach $1,932.45 per ounce on January 26, 2023. However, the disappointing Chinese economic recovery drove the price as low as $1,810.95 per ounce on February 24, 2023, before the US banking crisis increased the likelihood of US policy rate cuts and drove the spot price as high as $2,048.45 per ounce on April 13, 2023 as investors turned to gold in anticipation of lower interest rates. However, the subsequent interest rate hike by the U.S. Federal Reserve in May contributed to the price of gold falling as low as $1,899.60 per ounce on June 29th, 2023. The price of gold continued to fluctuate throughout the third quarter as a weaker dollar and central bank purchasing drove the spot price back up to $1,976.10 per ounce on July 20, 2023, however the U.S. Federal Reserve’s final interest rate hike of the year on July 26th increased the probability of a policy rate mistake given mixed economic news leading the price to close as low as $1,870.50 per ounce on September 29th, 2023. The spot price of gold continued to fall at the start of the fourth quarter, reaching as low as $1,818.95 per ounce on October 4, 2023, before the US Treasury shifted issuance to short duration bonds, lowering 10-year yields. While treasury market yields moved lower, removing the risk of excessive policy rate tightening, tensions in the Middle East increased with the attacks by Hamas on Israeli targets and civilians escalating the ongoing conflict between the two entities. Subsequently, the spot price of gold climbed as high as $1,997.60 per ounce on October 30, 2023. The spot price of gold retracted over the first half of November before speculation of potential interest rate cuts in the US and Chinese economic stimulus drove the spot price of gold to an all-time high of $2,078.40 per ounce on December 28, 2023.

In 2024, the spot price of gold was relatively flat to start the year as metals investors focused on hopes of economic stimulus out of China making a meaningful rise in demand in more cyclically exposed metals like copper and silver. This led to a continuation of the sharp reduction in gold owned by ETF investors into March, which moderated into June. From July to October these investors added to positions helping support gold prices as central bank purchases continued albeit without the Peoples Bank of China which halted purchases between June and October. The primary motivator for central bank purchases of gold are as a foreign exchange reserves diversifier away from U.S dollars and Treasuries at the margin. The Council of Foreign Relations notes a primary risk to emerging market economies comes from sanctions, tariffs and U.S. dollar trading system bans on behest of western economies. The results of the U.S. election raise the prospects of sanctions, and tariffs and thus the motivation to continue reserve diversification with gold purchases.

The Silver Industry

Market Participants

The participants in the world silver market may be classified in the following sectors: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector. A brief description of each follows.

Mining and Producer Sector

This group includes mining companies that specialize in silver and silver production, mining companies that produce silver as a by-product of other production (such as a copper or gold producer), scrap merchants and recyclers. According to The Silver Institute’s World Silver Survey 2024, the top 20 producing countries are set forth in the table below. As the World Silver Survey 2024 was published in April 2024, information for 2024 is not available as of the date of this report.

In million ounces	2022	2023	Y/Y
Mexico	213.2	202.2	-5%
China	111.8	109.3	-2%
Peru	107.0	107.1	0%
Chile	41.9	52.0	24%
Bolivia	38.8	42.6	10%
Poland	42.4	42.5	0%
Russia	41.1	39.8	-3%
Australia	37.5	34.4	-8%
United States	33.2	32.0	-3%
Argentina	30.8	26.0	-16%
India	22.3	23.8	6%
Kazakhstan	15.4	16.6	8%
Sweden	14.6	12.6	-14%
Indonesia	10.3	10.3	-1%
Morocco	8.7	8.8	1%
Uzbekistan	7.0	7.7	9%
Canada	8.7	7.1	-18%
Papua New Guinea	3.0	4.3	42%
Spain	3.5	3.7	6%
Brazil	2.4	3.3	36%
Others	42.9	44.4	3%
Total	836.7	830.5	-1%

Source: The Silver Institute - World Silver Survey 2024 (Metals Focus)

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

Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2024, the identifiable silver bullion inventories are as set forth in the table below. As the World Silver Survey 2024 was published in April 2024, information for 2024 is not available as of the date of this report.

Identifiable Silver Bullion Inventories*

Million ounces	2021	2022	2023	Y/Y
London vaults	1,161.5	840.9	856.2	2%
COMEX	355.7	299.0	277.9	-7%
Shanghai Gold Exchange (SGE)	73.9	69.0	46.5	-33%
Shanghai Futures Exchange (SHFE)	75.9	69.2	38.2	-45%
Other	2.7	7.4	4.1	-44%
Total	1,669.7	1,285.5	1,229.9	-5%

*  Year-end; Source: The Silver Institute – World Silver Survey 2024 (Metals Focus, LBMA, CME, SGE, SHFE, MCX & OCE)

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

World Silver Supply and Demand 2015-2024

The following table sets forth a summary of the world silver supply and demand for the period from 2015 to 2024 and is based on information reported by the World Silver Survey 2024, published by The Silver Institute. As the World Silver Survey 2024 was published in April 2024, the table below includes forecasted information for 2024 as of the date of publication. As of the date of this report, final figures (i.e., non-forecasted) for 2024 are not yet available.

											Year on Year
(in millions of ounces)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024F*	2023	2024F*
Supply
Mine Production	896.8	899.8	863.6	850.6	837.2	783.4	829.0	836.7	830.5	823.5	-1%	-1%
Recycling	147.0	145.7	147.2	148.7	148.2	164.3	173.7	176.9	178.6	178.9	1%	0%
Net Hedging Supply	2.2	–	–	–	13.9	8.5	–	–	–	–	na	na
Net Official Sector Sales	1.1	1.1	1.0	1.2	1.0	1.2	1.5	1.7	1.6	1.5	-6%	-9%
Total Supply	1,047.0	1,046.5	1,011.8	1,000.5	1,000.3	957.4	1,004.3	1,015.4	1,010.7	1,003.8	-0.5%	-1%

Demand
Industrial	457.1	489.5	526.4	524.2	523.5	509.7	561.3	588.3	654.4	710.9	11%	9%
Electrical & Electronics	272.3	308.9	339.7	331.0	327.3	322.0	351.2	371.3	445.1	485.6	20%	9%
…of which photovoltaics	59.6	81.6	99.3	87.0	74.9	82.8	88.9	118.1	193.5	232.0	64%	20%
Brazing Alloys & Solders	51.1	49.1	50.9	52.0	52.4	47.5	50.5	49.2	50.2	51.8	2%	3%
Other Industrials	133.7	131.5	135.8	141.2	143.8	140.2	159.6	167.8	159.0	173.5	-5%	9%
Photography	38.2	34.7	32.4	31.4	30.7	26.9	27.7	27.5	27.0	26.1	-2%	-3%
Jewelry	202.5	189.1	196.2	203.2	201.6	150.9	182.0	234.5	203.1	211.3	-13%	4%
Silverware	58.3	53.5	59.4	67.1	61.3	31.2	40.7	73.5	55.2	58.8	-25%	7%
Net Physical Investment	309.3	212.9	155.8	165.9	187.4	208.1	284.3	337.1	243.1	212.0	-28%	-13%
Net Hedging Demand	–	12.0	1.1	7.4	–	–	3.5	17.9	12.2	–	-32%	na
Total Demand	1,065.4	991.8	971.3	999.2	1,004.4	926.8	1,099.6	1,278.9	1,195.0	1,219.1	-7%	2%

Market Balance	18.4	54.7	40.5	1.3	(4.1)	30.6	(95.4)	(263.5)	(184.3)	(215.3)	-30%	17%
Net Investment in ETPS	(17.1)	53.9	7.2	(21.4)	83.3	331.1	64.9	(125.8)	(42.1)	50.0	-67%	na
Market Balance less ETPS	(1.3)	0.8	33.3	22.7	(87.4)	(300.5)	(160.3)	(137.7)	(142.2)	(265.3)	3%	87%
Silver Price (US$/oz, London Price)	15.68	17.14	17.05	15.71	16.21	20.55	25.14	21.73	23.35	28.91	7%	24%

* Forecasted

Source: The Silver Institute - World Silver Survey 2024 (Metals Focus)

The following are some of the main characteristics of the silver market illustrated by the table.

The balance between silver supply and demand is a fundamental driver of its price. Silver has some of the same drivers of investment demand as gold, in that it can be used as a hedge against inflation or currency devaluation, or for portfolio diversification as an alternative currency. As such, silver investment demand may be influenced by interest rates. Silver, unlike gold, has a significant demand for industrial applications, such as electronics, solar panels, and medical equipment, due to its unique properties, such a high thermal and electrical conductivity.

New mine production accounts for approximately 84% of total silver supply. Recycled silver accounts for around 18% of total supply.

Industrial applications and jewelry demand accounted for over 72% of total demand in 2023. Photography has been taking a lower share of overall silver demand falling from 4% in 2015 to 2% in 2023, while photovoltaic demand has risen in recent years accounting for 16% in 2023. Net physical investment (i.e. in coins and bars) accounted for 20% of demand in 2023, down from 26% in 2021-2022.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2014 to December 31, 2024 and is based on information provided by Bloomberg:

Spot Silver Price
US$/oz
40
35
30
25
20
15
10
5
-
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

Source: Bloomberg, abrdn. Chart data from 12/31/2014 to 12/31/2024. Spot Silver Price = SLVRLND Index.

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

2022 was a volatile year for silver. On March 7, 2022, in response to Russia’s invasion of Ukraine, the LBMA suspended five Russian silver refiners. Fewer suppliers to the LBMA may lead to a lower supply of Good Delivery silver and further volatility in the price of silver. See “Risk Factors—War, a major terrorist attack and other geopolitical events, including but not limited to the war between Russia and Ukraine…may lead to extended periods of price volatility” for additional information regarding the LBMA’s suspension of the Russian silver refiners. The price of silver reached as high as $26.41 per ounce in the weeks following Russia’s invasion of Ukraine, up more than 13% from the end of 2021, as the invasion, and the threat of sanctions on Russian exports, including silver, pushed prices higher. The price of silver fell as low as $17.81 per ounce at the beginning of September 2022, as the risk of diminishing global economic growth, and aggressive interest rate hikes by the U.S. Federal Reserve caused the U.S. Dollar to strengthen, and silver prices to weaken, in concurrence with a slowing economy. The potential of a weakening U.S. Dollar, amidst low silver inventory levels and a reopening Chinese economy, sparked a rally in the fourth quarter of 2022 that saw the price of silver climb 25.9% over the quarter to close the year at $23.95 per ounce as of December 31, 2022. Despite the volatile year, in 2022 the price of silver rose 2.8% above its 2021 closing price.

The strong demand and reduced supply trends that were prevalent towards the end of 2022 were expected to continue in 2023; however, economic and geopolitical factors continued to drive volatility in the price of silver over the course of the year. While the spot price remained relatively flat to start the year, a disappointing Chinese economic recovery drove the price as low as $20.09 on March 10, 2023, before a U.S. banking crisis increased the likelihood of U.S. policy rate cuts and drove the spot price as high as $25.84 per ounce on May 5, 2023, as investors turned to silver in anticipation of lower interest rates. However, the subsequent interest rate hike in May contributed to the price of silver falling as low as $22.34 per ounce on June 23, 2023. The price of silver continued to fluctuate throughout the third quarter of 2023 as a weaker dollar pushed the spot price back above $25 per ounce on July 19, 2023; however, the U.S. Federal Reserve’s final interest rate hike of the year on July 26 increased the probability of a policy rate mistake, given mixed economic news, leading the price to close as low as $22.55 per ounce on September 28, 2023. The spot price of silver continued to fall at the start of Q4 2023, reaching as low as $21.06 per ounce on October 3, 2023, before the U.S. Treasury shifted issuance to short duration bonds, lowering 10-year yields. As Treasury market yields moved lower, removing the risk of excessive policy-rate tightening, the price climbed to $23.22 per ounce on October 20, 2023. The spot price of silver remained relatively steady over the next few weeks before speculation of potential interest rate cuts in the U.S. and Chinese economic stimulus drove the spot price of silver as high as $25.17 per ounce on December 4, 2023. The price of silver ultimately ended the year at $23.79 per ounce on December 29, 2023, down -0.65% for the year, as market participants were disappointed by the lack of economic stimulus in China.

In 2024, the spot price of silver began the year on a downward trend as the economic stimulus out of China at the end of 2023 disappointed investors and had little immediate effect on the economy. The potential for U.S. interest rate cuts inspired some increased attention by investors over the summer months. The U.S. Federal Reserve’s interest rate cut provided an additional tailwind that would send the price as high as $32.48 per ounce on September 26, 2024. Headwinds grew as the US election resulted in an increased potential of tariffs that are large enough to slow Chinese economic growth. Overall, the year was marked by alternating optimism and pessimism on China’s economic activity and levels of stimulus. Additional volatility came from a disappointing energy transition in the U.S. despite an outperforming energy transition in China where silver’s use in solar panel manufacturing is key.

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

PGM mining is heavily concentrated in southern Africa (South Africa and Zimbabwe), with smaller percentages coming from the United States, Russia and other locations. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the second largest producer of platinum and palladium. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 83% of platinum supply and 77% of palladium in 2023.

Platinum

World Platinum Supply and Demand 2014-2023

The following table sets forth a summary of the world platinum supply and demand over the last 10 years (from 2014 to 2023) and is based on information reported by Johnson Matthey, PGM Market Reports (2015 – 2024).

(thousands of ounces)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Supply
South Africa	3,546	4,572	4,392	4,450	4,467	4,344	3,243	4,609	3,965	4,001
Russia	700	670	714	720	687	721	699	638	450	780
North America	340	339	370	368	370	367	334	279	280	288
Zimbabwe	401	400	489	466	474	451	482	465	488	515
Others	167	158	162	157	152	154	205	222	203	207
Total primary supply	5,154	6,139	6,127	6,161	6,150	6,037	4,963	6,213	5,386	5,791

Recycling
Autocatalyst	1,255	1,136	1,132	1,249	1,332	1,389	1,157	1,236	1,205	1,036
Electrical	28	30	32	35	38	40	37	43	39	37
Jewellery	762	574	738	746	699	663	506	367	273	227
Total secondary supply	2,045	1,740	1,902	2,030	2,069	2,092	1,700	1,646	1,517	1,300

Total combined supply	7,199	7,879	8,029	8,191	8,219	8,129	6,663	7,859	6,903	7,091

Demand by Application
Auto	3,062	3,273	3,339	3,061	2,815	2,589	2,024	2,410	2,747	3,342
Chemical	576	502	477	453	654	662	614	670	695	647
Dental & Biomedical	214	215	218	238	241	254	218	224	251	264
Electrical & Electronics	225	228	232	224	228	216	227	263	247	195
Glass	143	227	247	314	501	490	560	836	708	776
Investment	277	451	620	361	67	1,131	1,022	(28)	(565)	46
Jewelry	2,839	2,746	2,413	2,385	2,258	2,073	1,657	1,468	1,391	1,361
Petroleum	172	140	186	228	380	262	285	223	240	174
Pollution Control	–	–	–	184	193	190	181	214	234	275
Other	468	494	535	530	531	542	417	444	483	529
Total demand	7,976	8,276	8,267	7,978	7,868	8,409	7,205	6,724	6,431	7,609

Movements in Stocks	(777)	(397)	(238)	213	351	(280)	(542)	1,135	472	(518)

Source: Johnson Matthey PGM Market Reports (2015 – 2024)

1	Primary supply: Supply figures represent sales of primary PGM by producers and are allocated to the region where mining took place, rather than the region of subsequent processing.
2	Secondary supply: Secondary supply is the quantity of metal recovered from open-loop recycling (i.e. where the original purchaser does not retain ownership of the PGM). Outside the automotive, jewelry and electronics markets, open-loop recycling is negligible.
3	Automotive recycling represents the weight of metal recovered from end-of-life vehicles and aftermarket scrap. It does not include warranty or production scrap.
4	Demand: Demand figures for any given application represent the sum of industry demand for new metal in that application, net of any closed-loop recycling (i.e. where industry participants retain ownership of the metal: an example would be recycling of spent chemical catalysts where the metal is retained to be used on fresh catalyst that replaces the spent charge).
5	Automotive demand is allocated to the region where the vehicle is manufactured and is accounted for at the time of vehicle production. It includes emissions catalysts on vehicles, motorcycles and three-wheelers, as well as fuel cell vehicles. Non-road mobile machinery is counted as industrial demand, in the pollution control category.
6	Jewelry demand is allocated to the region where the finished jewelry is manufactured, not sold.
7	Movements in stocks: This figure gives the overall market balance in any one year and reflects the extent of stocks that must be mobilized to balance the market in that year. It is thus a proxy for changes in stocks held by fabricators, dealers, banks and depositories, but excludes stocks held by primary and secondary refiners and final consumers. A positive figure (market surplus) thus reflects an increase in global market stocks. A negative value (market deficit) indicates a decrease in global market stocks

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing approximately 71.4% of total mine supply over the past 10 years (2014-2023). Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 11.7% of total mine supply over the past ten years ended 2023. Scrap supply from recycling of autocatalyst and other sources have accounted for about 24% of total supply over the last 10 years.

Over the ten years ended December 2023, jewelry demand for platinum peaked at approximately 36% of total demand in 2014. Jewelry demand has since declined to 18% total demand in 2023, following a consistent downward trend. Automotive demand for platinum, which accounted for around 36% of total demand at the end of 2014, has increased to roughly 44% of total demand as of the end of 2023. Following two consecutive years of growth, investment demand fell from a high of 14% in 2020 into negative territory in 2022 at (9%) but improved to 1% in 2023. Pollution control demand, which captures the production demand of non-road vehicles such as agricultural equipment and industrial machinery as well as small engines and stationary source emissions controls in factories that use technology that is similar to autocatalysts, increased to 4% of total demand in 2023.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2014 to December 31, 2024 and is based on information provided by Bloomberg:

Spot Platinum Price
US$/oz
1,400
1,200
1,000
800
600
400
200
-
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

Source: Bloomberg, abrdn. Chart data from 12/31/2014 to 12/31/2024. Spot Platinum Price = PLTMLNPM Index.

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

In 2023, a decrease in platinum production in South Africa, the world’s leading producer, has continued to impact global supply (see “World Platinum Supply and Demand in 2023” above for additional discussion). While industry analysis groups see potential for a nearly 1-million-ounce deficit in platinum in 2023, the price performance has not reflected this sentiment over the course of the year as the market remains well supplied pulling from existing above ground stockpiles. Despite a positive outlook at the beginning of the year, fueled by China’s rollback of Covid-related restrictions, that drove the price as high as $1,128 per ounce on April 21, 2023, the Chinese economic rebound disappointed investors and led the price of platinum to fall as low as $850 per ounce on November 13, 2023. While an end-of-year rally saw the price of platinum increase roughly 18% off the yearly low to $1,000 per ounce, platinum ended the year approximately 3% below its 2022 closing price.

In 2024, mining production in South Africa has continued to impact global supply, as the country experiences some remaining power supply disruptions, although at a far lower pace than in 2023. Political instability, inflation and volatile market prices have compressed profit margins and subsequently led to a decrease in expected supply from the world’s leading producer. As a result, platinum markets remained volatile throughout the year while prices have not responded to the existing supply side deficit as above ground stocks are being worked through. An increase in expected automotive demand provided some tailwinds during the first half of the year sent the spot price of platinum as high as $1,065 per ounce on May 17, 2024. However, the lackluster Chinese economic rebound and disappointing level of stimulus turned to headwinds as the price retreated to $910 per ounce. The risk of additional sanctions on Russian metal exports in October provided some temporary price support, however market fears over supply restrictions quickly dissipated, and prices retreated once more. Headwinds grew as the US election resulted in an increased potential of tariffs that are large enough to slow global economic growth and the spot price of platinum ended the year down -8.6%, at $914 per ounce.

Palladium

World Palladium Supply and Demand 2014-2023

The following table sets forth a summary of the world palladium supply and demand for the period from 2014 to 2023 and is based on information reported by Johnson Matthey, PGM Market Report.

(thousands of ounces)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Supply
South Africa	2,126	2,683	2,570	2,547	2,543	2,571	1,975	2,645	2,276	2,347
Russia	2,589	2,434	2,781	2,452	2,976	2,987	2,636	2,689	2,300	2,700
North America	891	874	917	956	1,035	1,042	990	908	832	863
Zimbabwe	327	320	396	386	393	379	410	392	409	427
Others	160	144	129	131	135	140	185	212	209	210
Total Supply	6,093	6,455	6,793	6,472	7,082	7,119	6,196	6,846	6,026	6,547

Secondary supply
Automotive	2,077	1,952	1,986	2,357	2,624	2,916	2,691	2,886	2,728	2,334
Electronics/other	474	475	481	479	475	477	428	443	455	463
Jewellery	89	46	21	21	12	12	8	9	10	10
Total secondary supply	2,640	2,473	2,488	2,857	3,111	3,405	3,127	3,338	3,193	2,807

Total combined supply	8,733	8,928	9,281	9,329	10,193	10,524	9,323	10,184	9,219	9,354

Demand by Application
Auto	7,487	7,657	8,019	8,423	8,837	9,675	8,570	8,501	8,460	8,745
Chemical	313	449	419	435	605	530	498	593	599	543
Dental & Biomedical	469	474	435	398	364	320	228	209	190	193
Electrical & Electronics	970	903	872	844	768	711	634	647	544	511
Investment	943	(659)	(646)	(386)	(574)	(87)	(190)	17	(109)	61
Jewellery	272	220	189	167	148	128	85	88	88	86
Pollution Control	54	56	71	78	86	88	87	117	120	135
Other	81	104	114	91	117	120	93	96	83	97
Total Demand	10,589	9,204	9,473	10,050	10,351	11,485	10,005	10,268	9,975	10,371

Movements in stocks	(1,856)	(276)	(192)	(721)	(158)	(961)	(682)	(84)	(756)	(1,017)

Source: Johnson Matthey PGM Market Reports (2014 – 2023).

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 40% of supply over the past 10 years. South Africa has, on average, supplied approximately 37% of production over the past 10 years. In 2023, Russia provided 41.2% of mine supplies, while South Africa produced 35.8%. North America contributed approximately 13.2% of mine supply in 2023. Scrap supply, from recycling of autocatalyst and other sources, accounted for roughly 30% of total supply in 2023, down from a high of 34.6% in 2022.

Autocatalysts continue to be the largest component of palladium demand, averaging 84.3% of total demand from 2015 to 2023, compared to 71% in 2014. Jewelry demand for palladium has tapered off considerably over the last 10 years, contributing only 0.8% of total demand in 2023, down from a high of 2.6% in 2014. Other industrial demand (chemical, dental and electrical) has fallen from 19.8% of total demand in 2015 to 12% of total demand in 2023. Since 2014, pollution control demand has increased from 0.5% to 1.3% of total demand. Pollution control demand captures the production demand for emissions control in non-automotive applications.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2014 to December 31, 2024 and is based on information provided by Bloomberg:

Spot Palladium Price
3,500
3,000
2,500
2,000
1,500
1,000
500
-
US$/oz
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

Source: Bloomberg, abrdn. Chart data from 12/31/2014 to 12/31/2024. Spot Palladium Price = PLDMLNPM Index.

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

In 2024, palladium markets continued to be volatile as the market remained net short and prices have not responded to the existing supply side deficit as the market works through above ground stockpiles. While autocatalyst demand continues to be the largest component of palladium demand, it has not yet returned to pre-pandemic levels, and the price remained between $850 and $1,050 per ounce for much of the year. In October, the threat of potential new sanctions on Russian exports, which accounts for roughly 40% of new mined supply, sent the price as high as $1,222 per ounce on October 29, 2024, as short sellers bought long contracts to reduce their positions. However, once market fears about disruptions in supply dissipated the spot price retreated and ultimately ended the year at $909 per ounce on December 31, 2024 (-19.98%).

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

Daily during London trading hours the LBMA AM Gold Price and the LBMA PM Gold Price each provide reference gold prices for that day’s trading. Many long-term contracts will be priced on either the basis of the LBMA AM Gold Price or the LBMA PM Gold Price, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The LBMA AM Gold Price and the LBMA PM Gold Price, determined according to the methodologies of IBA and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg, are widely used benchmarks for daily gold prices and are quoted by various financial information sources as the London gold fix was previously. The Trust values its gold on the basis of LBMA Gold Price PM. If there is no LBMA PM Gold Price on any day, the Trust will value its gold on the basis of LBMA AM Gold Price announced on that day. If neither price is available for that day, the Trust will value its gold based on the most recently announced LBMA PM Gold Price or LBMA AM Gold Price.

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

The LBMA PM Gold Price and all bid and offer order information for all auction rounds become publicly available electronically via IBA instantly after the conclusion of the equilibrium auction. Since April 1, 2015, the LBMA Gold Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”). IBA also has an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and IBA. The Oversight Committee allows the LBMA to continue to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. Additionally, IBA watches over the price discovery process for the LBMA Gold Price and ensures that it meets the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks (the "IOSCO Principles").

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

Since March 20, 2015, the Sponsor determined that the London gold fix, which ceased to be published as of March 19, 2015, could no longer serve as a basis for valuing gold bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA PM Gold Price is an appropriate alternative for determining the value of the Trust’s gold each trading day. The Sponsor also determined that the LBMA Gold Price PM fairly represents the commercial value of gold bullion held by the Trust and the “Benchmark Price” (as defined in Trust Agreement) as of any day is such day’s LBMA Gold Price PM or such day’s LBMA Gold Price AM if such day’s LBMA Gold Price PM is not available.

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

There are currently thirteen direct participants who have been accredited to contribute to the LBMA Silver Price: Citibank N.A. London Branch, Coins ‘N Things Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Jane Street Global Trading LLC, JP Morgan Chase Bank N.A London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd. and The Toronto Dominion Bank.

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

The Platinum Market

The Zurich and London Platinum Bullion Markets

Although the market for physical platinum is distributed globally, most platinum is stored and most OTC market trades are cleared through London and Zurich. In addition to coordinating market activities, the LPPM acts as the principal point of contact between the market and its regulators. A primary function of the LPPM is its involvement in the promotion of refining standards by maintenance of the “London/Zurich Good Delivery Lists,” which are the lists of LPPM accredited refiners of platinum. The LPPM also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

Platinum is traded generally on a “loco London” or “loco Zurich” basis, meaning the precious metal is physically held in vaults in London or Zurich or is transferred into accounts established in London or Zurich. Delivery of the platinum can either be by physical delivery or through the clearing systems to an unallocated account.

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

Since December 1, 2014, the LME has been administering the operation of an electronic platinum bullion price fixing system (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LBMA Price AM”) and 2:00 p.m. London time (the “LBMA Price PM”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LBMA Price PM. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the IOSCO Principles.

Daily during London trading hours the LBMA Price AM and the LBMA Price PM each provide reference platinum prices for that day’s trading. Many long-term contracts will be priced on the basis of either the LBMA Price AM or the LBMA Price PM, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The Trust values its platinum on the basis of the LBMA Price PM. If there is no LBMA Price PM on any day, the Trust will value its platinum on the basis of LBMA Price AM announced on that day. If neither price is available for that day, the Trust will value its platinum based on the most recently announced LBMA Price PM price or LBMA Price AM price.

Formal participation in the LBMA Price PM is limited to participating LPPM members. Five LPPM members are currently participating in establishing the LBMA Price PM (Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank plc, Johnson Matthey plc and BASF Metals Ltd.). Any other market participant wishing to participate in the trading on the LBMA Price PM is required to do so through one of the participating LPPM members.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LBMA Price PM has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME supports the integrity of the LBMA Price PM.

Since December 1, 2014, the Sponsor determined that the London platinum fix, which has been revised based on the new LME method and is now known as the LBMA Platinum Price (PM), which we refer to herein as the LBMA Price PM, is an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day. The Sponsor also has determined that the LBMA Platinum Price PM will fairly represent the commercial value of platinum bullion held by the Trust and, the “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day is the LBMA Price PM for such day.

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

Since December 1, 2014, the LME has been administering the operation of electronic palladium bullion price fixing system (“LMEbullion”) that replicate electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LBMA Price AM) and 2:00 p.m. London time (the LBMA Price PM). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LBMA Price PM. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks.

Daily during London trading hours the LBMA Price AM and the LBMA Price PM each provide reference palladium prices for that day’s trading. Many long-term contracts will be priced on the basis of either the LBMA Price AM or the LBMA Price PM, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The Trust values its palladium on the basis of the LBMA Price PM. If there is no LME Price PM on any day, the Trust will value its palladium on the basis of LBMA Price AM announced on that day. If neither price is available for that day, the Trust will value its palladium based on the most recently announced LBMA Price PM price or LBMA Price AM price.

Formal participation in the LBMA Price PM is limited to participating LPPM members. Five LPPM members are currently participating in establishing the LBMA Price PM (Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank plc, Johnson Matthey plc and BASF Metals Ltd.). Any other market participant wishing to participate in the trading on the LBMA Price PM is required to do so through one of the participating LPPM members.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LBMA Price PM has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME supports the integrity of the LBMA Price PM.

Since December 1, 2014, the Sponsor determined that the London palladium fix, which has been revised based on the new LME method and is now known as the LBMA Price PM, is an appropriate basis for valuing palladium bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s palladium bullion each trading day. The Sponsor also has determined that the LBMA Price PM will fairly represent the commercial value of palladium bullion held by the Trust and, the “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s palladium bullion as of any day is the LBMA Price PM for such day.

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

At the Evaluation Time, the Trustee will value (1) the gold held by the Trust based on the LBMA Gold Price PM for an ounce of gold, or such day’s LBMA Gold Price AM if such day’s LBMA Gold Price PM is not available, (2) the silver held by the Trust based on the LBMA Silver Price for an ounce of silver, (3) the platinum held by the Trust based on the LBMA Price PM price for a troy ounce of platinum, or such day’s LBMA Price AM if such day’s LBMA Price PM is not available, and (4) the palladium held by the Trust based on the LBMA Price PM price for a troy ounce of palladium or such day’s LBMA Price AM if such day’s LBMA Price PM is not available. If the London Metal Price referenced above is not available or has not been announced by the Evaluation Time, for any Bullion metal, the next most recent London Metal Price announced for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation.

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

The Sponsor and the Shareholders (as defined below) may rely on any evaluation furnished by the Trustee, and the Sponsor has no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, The Depository Trust Company (“DTC”), Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

On May 23, 2024, the Sponsor entered into an Amendment (the “Trust Amendment”) to the Depositary Trust Agreement (the “Trust Agreement”) with the Trustee. The Trust Amendment reflects the following changes, effective as of June 18, 2024, as approved and directed by the Sponsor on behalf of the Trust: (1) the amendment of the definition of “Benchmark Price” to mean, “as of any day, as applicable (i) such day’s LBMA Price PM or such day’s LBMA Price AM if such day’s LBMA Price PM is not available, for Gold, Platinum or Palladium, or such day’s LBMA Silver Price for Silver; or (ii) such other publicly available price which is reasonably available to the Trustee and which the Sponsor may determine fairly represents the commercial value of Gold, Silver, Platinum or Palladium held by the Trust and instructs the Trustee to use as the Benchmark Price”; (2) the deletion and replacement of the defined term for “London Fix” with the defined term “LBMA Silver Price”, which means “the price of a troy ounce of silver as determined by ICE Benchmark Administration, the third party administrator of the London silver price selected by the LBMA, or any successor administrator of the London silver price, at or about 12:00 p.m. London, England time”; (3) the deletion and replacement of the defined term for “London PM Fix” with the defined term “LBMA Price PM”, which means “the price of a troy ounce of (i) Gold as determined by ICE Benchmark Administration, the third party administrator of the London gold price selected by the LBMA, or any successor administrator of the London gold price, at or about 3:00 p.m. London, England time, (ii) Platinum as determined by as determined by the LME, the third party administrator of the London platinum price selected by the LBMA, or any successor administrator of the London platinum price, at or about 2:00 p.m. London, England time, or (iii) Palladium as determined by the LME, the third party administrator of the London palladium price selected by the LBMA, or any successor administrator of the London palladium price, at or about 2:00 p.m. London, England time”; and (4) the addition of the new definition for “LBMA Price AM” which means “the price of a troy ounce of (i) Gold as determined by ICE Benchmark Administration, the third party administrator of the London gold price selected by the LBMA, or any successor administrator of the London gold price, at or about 10:30 a.m. London, England time, (ii) Platinum as determined by as determined by the LME, the third party administrator of the London platinum price selected by the LBMA, or any successor administrator of the London platinum price, at or about 9:45 a.m. London, England time, or (iii) Palladium as determined by the LME, the third party administrator of the London palladium price selected by the LBMA, or any successor administrator of the London palladium price, at or about 9:45 a.m. London, England time.

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

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.60% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion. Presently, the Sponsor does not intend to waive any of its fee.

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

The Sponsor’s Fee for the year ended December 31, 2024 was $6,060,263 (December 31, 2023: $5,919,545; December 31, 2022: $6,222,876).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of Bullion by the Trust to pay the Sponsor’s Fee or other Trust expenses will be a taxable event to Shareholders.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets (a Basket equals a block of 25,000 Shares). The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of physical gold, silver, platinum and palladium and any cash represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian or a Bullion clearing bank to establish an Authorized Participant Unallocated Account in London (“Authorized Participant Unallocated Bullion Account Agreement”). Authorized Participant Unallocated Accounts may only be used for transactions with the Trust. Bullion held in Authorized Participant Unallocated Accounts is typically not segregated from the Custodian’s or other Bullion clearing bank’s assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific bars of gold or silver or plates or ingots of platinum or palladium held by the Custodian or the clearing bank. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian’s or other Bullion clearing bank’s insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for Bullion transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian’s liability threshold under the Authorized Participant Unallocated Bullion Account Agreement is generally gross negligence, not negligence, which is the Custodian’s liability threshold under the Trust’s Custody Agreements.

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

Certain Authorized Participants are expected to have the facility to participate directly in the physical gold, silver, platinum and palladium markets and the Bullion futures markets. In some cases, an Authorized Participant may from time to time acquire Bullion from or sell Bullion to its affiliated Bullion trading desk, which may profit in these instances. Each Authorized Participant must be registered as a broker-dealer under the Securities Exchange Act of 1934 ("Exchange Act") and regulated by FINRA or be exempt from being or otherwise not be required to be so regulated or registered, and must be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants are regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

All Bullion is be delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Bullion transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate specific bars of gold and silver and allocate, specific plates or ingots of platinum, in each case representing the amount of Bullion credited to the Trust Unallocated Account (to the extent such amount is representable by whole gold or silver bars or platinum or palladium plates or ingots) to the Trust Allocated Account. The movement of Bullion is reversed for the distribution of Bullion to an Authorized Participant in connection with the redemption of Baskets.

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

All physical platinum or palladium represented by a credit to any Authorized Participant Unallocated Account and to the Trust Unallocated Account and all physical platinum or palladium held in the Trust Allocated Account with the Custodian must be of at least a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%) and otherwise conform to the rules, regulations practices and customs of the LPPM, including the specifications for a Good Delivery Platinum Plate or Ingot or a Good Delivery Palladium Plate or Ingot, as applicable Under the Authorized Participant Agreement, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act.

The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of Bullion in the United Kingdom, or another jurisdiction will occur on “business days” when (1) banks in the United Kingdom, Zurich and such other jurisdiction and (2) the London and Zurich Bullion markets are regularly open for business. If such banks or the London or Zurich Bullion markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day. Settlement of orders requiring receipt or delivery, or confirmation of receipt or delivery, of Shares will occur, after confirmation of the applicable Bullion delivery, on “business days” when the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no creation orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading.

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

Delivery of required deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required Bullion deposit amount by the prescribed settlement date in London. Upon receipt of the Bullion deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the prescribed settlement date the Bullion deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of Bullion until such Bullion has been received by the Trust shall be borne solely by the Authorized Participant. The Trustee may accept delivery of Bullion by such other means as the Sponsor, from time to time, may determine with the Trustee to be acceptable for the Trust, provided that the same is disclosed in a prospectus relating to the Trust filed with the SEC pursuant to Rule 424 under the Securities Act. If Bullion is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts in addition to those described in this report, as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the Bullion deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring gold and silver bars from its inventory and platinum and palladium plates and ingots from its inventory to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of Bullion to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the Bullion deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated Bullion to the extent of that Bullion deposit amount until the Custodian completes the allocation process. See “Risk Factors-Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account will not be segregated from the Custodian’s assets.”

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust by the prescribed settlement date. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

Determination of redemption distribution

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account, representing the amount of the Bullion (in specified proportion of gold, silver, platinum and palladium) held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of Bullion included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions will be subject to the deduction of any applicable tax or other governmental charges which may be due.

Delivery of redemption distribution

The redemption distribution due from the Trust will be delivered to the Authorized Participant on the prescribed settlement date following a loco London redemption order date if, by 10:00 a.m. New York time on the settlement date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If a loco swap or physical transfer is necessary to effect a loco London redemption, the redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the prescribed settlement date if, by 10:00 a.m. New York time on the prescribed settlement date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. In the event that, by 10:00 a.m. New York time on the prescribed settlement date, the Trustee’s DTC account has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such redemption order, the Trustee shall send to the Authorized Participant and the Custodian via fax or electronic mail message notice of such fact and the Authorized Participant shall have one business day following receipt of such notice to correct such failure. If such failure is not cured within such one business day period, the Trustee (in consultation with the Sponsor) will cancel such redemption order and will send via fax or electronic mail message notice of such cancellation to the Authorized Participant and the Custodian, and the Authorized Participant will be solely responsible for all costs incurred by the Trust, the Trustee or the Custodian related to the cancelled order. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 10:00 a.m. New York time on the prescribed settlement date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

The Custodian transfers the redemption Bullion amount from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant’s Authorized Participant Unallocated Account. The Authorized Participant and the Trust are each at risk in respect of Bullion credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors-Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account is not segregated from the Custodian’s assets.”

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

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume the organizational expenses of the Trust and the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

The Sponsor does not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to approve any new or additional custodian that the Trustee may wish to appoint and any new or additional sub-custodian that the Custodian may wish to appoint.

The Sponsor or one of its affiliates or agents (1) develops a marketing plan for the Trust on an ongoing basis, (2) prepares marketing materials regarding the Shares, including the content of the Trust’s website and (3) executes the marketing plan for the Trust.

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 240 Greenwich Street, New York, NY 10286. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 1, 2024, the Trustee was in compliance with these conditions.

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

The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian or any other sub-custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

ICBC is a public limited company incorporated under the laws of England and Wales, serves as a Custodian of the Trust’s Bullion. ICBC’s office is located at 20 Gresham Street, London, EC2V 7JE, United Kingdom.

The Custodian’s Role

The Custodian is responsible for the safekeeping of the Trust’s Bullion deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting sub-custodians, if any. The Custodian facilitates the transfer of Bullion in and out of the Trust through the unallocated Bullion accounts it will maintain for each Authorized Participant and the unallocated and allocated Bullion accounts it maintains for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated Bullion to be held in London. The Custodian is responsible for allocating specific bars of physical gold and silver and specific plates or ingots of physical platinum and palladium to the Trust’s allocated Bullion account. The Custodian provides the Trustee with regular reports detailing the Bullion transfers in and out of the Trust’s unallocated and allocated Bullion accounts and identifying the gold and silver bars and the platinum and palladium plates or ingots held in the Trust’s allocated Bullion account.

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

Inspection of Bullion

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian. In addition, under the Custody Agreements, the Custodian shall procure that any sub-custodian that it appoints allows access to its premises during normal business hours to examine the Trust’s Bullion held there and such records as the Trustee, the Sponsor or the Trust’s auditors and inspectors may reasonably require to perform their respective duties to Shareholders.

The Sponsor has exercised its right to visit the Custodian in order to examine the Bullion and the records maintained by the Custodian. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 26, 2024 and January 4, 2025.

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

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets (a Basket equals a block of 25,000 Shares) and only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

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

The Custodian is the custodian of the physical Bullion credited to the Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical Bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may inspect the vaults of the Custodian. See “Inspection of Bullion”.

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of Bullion in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates, Bullion deposited in unallocated form with the Trust by selecting bars of gold or silver or plates or ingots of platinum or palladium for deposit to the Trust Allocated Account. All physical gold and silver allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA. All physical platinum and palladium allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM. The Custodian must replace any non-conforming Bullion with conforming Bullion as soon as practical upon a determination by the Custodian any Bullion is non-conforming.

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

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

●	An individual who is a citizen or resident of the United States;
●	A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;
●	An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or
●	A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

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

The Shares are designed to mirror as closely as possible the performance of the price of physical gold, silver, platinum and palladium in the proportions held by the Trust, and the value of the Shares relates directly to the value of the Bullion held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The prices of physical gold, silver, platinum and palladium have fluctuated widely over the past several years, as discussed below. Several factors may affect the price of these metals, including:

•	A change in economic conditions, such as a recession, can adversely affect the price of Bullion. Bullion is used in a wide range of industrial applications, and an economic downturn could have a negative impact on its demand and, consequently, its price and the price of the Shares;
•	Investors’ expectations with respect to the rate of inflation;
•	Currency exchange rates;
•	Interest rates;
•	Investment and trading activities of hedge funds and commodity funds;
•	Global or regional political, economic or financial events and situations; and
•	Global Bullion supply and demand.
•	A significant change in investor interest, including in response to online campaigns or other activities specifically targeting investments in Bullion.

In addition, investors should be aware that there is no assurance that gold, silver, platinum or palladium will maintain their long-term value in terms of purchasing power in the future. In the event that the price of any metal held by the Trust declines, the Sponsor expects the value of an investment in the Shares to be impacted proportionately to the Trust’s interest in such metal.

The price of physical Bullion has fluctuated widely over the past several years.

The price of physical Bullion, and the value of the Shares, has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. See “Overview of the Bullion Industry” for discussion of the fluctuation of Bullion prices.

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

Conversely, several factors may trigger a temporary increase in the price of Bullion prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of Bullion, and you may incur losses when the causes for the temporary increase disappear.

A decline in the automobile industry may have the effect of causing a decline in the prices of platinum and palladium and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use platinum and palladium, accounted for approximately 44% of the net global demand in platinum and 84% of the global demand in palladium in 2023. Reduced automotive industry sales may result in a decline in autocatalyst demand which may impact the price of platinum and palladium and affect the price of the Shares.

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

RISKS RELATED TO THE SHARES

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

Discrepancies, disruptions or unreliability of the LBMA Gold Price PM, the LBMA Silver Price, or the LBMA Price PM could impact the value of the Trust’s Bullion and the market price of the Shares.

The Trustee values the Trust’s gold, silver, platinum and palladium pursuant to the LBMA Gold Price PM for gold, the LBMA Silver Price for silver, and the LBMA Price PM for platinum and palladium. In the event that the LBMA Gold Price PM, the LBMA Silver Price, or the LBMA Price PM (the “London Metal Prices”) prove to be inaccurate benchmarks, or such London Metal Prices vary materially from the prices determined by other mechanisms for valuing precious metals, the value of the Trust’s Bullion and the market price of the Shares could be adversely impacted. Any future developments in the London Metal Prices, to the extent they have a material impact on the London Metal Prices, could adversely impact the value of the Trust’s Bullion and the market price of the Shares. It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the benchmarks to produce, the London Metal Prices on any given date. Furthermore, any actual or perceived disruptions that result in the perception that the London Metal Prices are vulnerable to actual or attempted manipulation could adversely affect the behavior of market participants, which may have an effect on the prices of gold, silver, platinum or palladium. If the London Metal Prices are unreliable for any reason, the prices of gold, silver, platinum and palladium and the market price for the Shares may decline or be subject to greater volatility.

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the CEA.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the NFA. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by registered commodity trading advisors.

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

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors or approve amendments to the Trust Agreement, and do not receive dividends).

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

A decrease in the amount of Bullion represented by each Share results in a decrease in each Share’s price even if the prices of gold, silver, platinum and palladium do not change. To retain the Share’s original price, the price of Bullion must increase, whether that is the price of gold, silver, platinum, palladium or any combination thereof. Without that increase, the lesser amount of Bullion represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of Bullion represented by each Share, Shareholders will sustain losses on their investment in Shares.

An increase in Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will require the Trustee to sell larger amounts of Bullion, and will result in a more rapid decrease of the amount of Bullion represented by each Share and a corresponding decrease in its value.

The sale of the Trust’s Bullion to pay expenses not assumed by the Sponsor, or unexpected liabilities affecting the Trust, at a time of low Bullion prices could adversely affect the value of the Shares.

The Trustee sells Bullion held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current gold, silver, platinum and palladium prices. The Trust is not actively managed and no attempt will be made to buy or sell Bullion to protect against or to take advantage of fluctuations in the price of any Bullion metal. Consequently, the Trust’s Bullion may be sold at a time when the Bullion prices are low, resulting in the sale of more Bullion than would be required if the Trust sold when prices were higher. The sale of the Trust’s Bullion to pay expenses not assumed by the Sponsor, or unexpected liabilities affecting the Trust, at a time of low Bullion prices could adversely affect the value of the Shares.

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major Bullion markets. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for gold, platinum and palladium is reduced after the close of the major world markets for gold, platinum and palladium, including London, Zurich and the COMEX and liquidity in the market for silver will be reduced after the close of the major world silver markets, including London and the COMEX. As a result, during these periods, trading spreads, and the resulting premium or discount on the Shares, may widen.

Purchasing activity in the platinum and palladium markets associated with Basket creations or selling activity following Basket redemptions may affect the prices of platinum and palladium and Share trading prices. These price changes may adversely affect an investment in the Shares.

Purchasing activity associated with acquiring the Bullion required for deposit into the Trust in connection with the creation of Baskets may increase the market prices of platinum and palladium, which will result in higher prices for the Shares. Increases in the market prices of platinum and palladium may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market prices of platinum and palladium that may result from increased purchasing activity of platinum and palladium connected with the issuance of Baskets. If, the prices of platinum and palladium decline, the trading price of the Shares will also decline.

Selling activity associated with sales of platinum and palladium withdrawn from the Trust in connection with the redemption of Baskets may decrease the market price of platinum and palladium, which will result in lower prices for the Shares. Decreases in the market price of platinum and palladium may also occur as a result of the selling activity of other market participants. If the price of platinum and palladium declines, the trading price of the Shares will also decline in proportion to the Trust’s interest in platinum and palladium.

Since there is no limit on the amount of platinum and palladium that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of platinum and palladium that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global markets for platinum and palladium.

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2019 to 2023, world platinum mine supply averaged 5.7 million ounces, while world gross demand averaged 7.3 million ounces. During the same period, world palladium mine supply measured 6.5 million ounces, while world gross demand averaged 10.4 million ounces. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian and any sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s Bullion for which no person is liable.

The Trust does not insure its Bullion. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the Bullion held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require any direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the Bullion held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor under New York law, the Custodian, under English law, and any sub-custodians under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s Bullion which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its Bullion and any recovery may be limited, even in the event of fraud, to the market value of the Bullion at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the Bullion lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian, provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another Bullion clearing bank, the liability of the Bullion clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian, or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian or any sub-custodian concerning its Bullion.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian may enter into arrangements with other sub-custodians for the temporary custody of the Trust’s Bullion, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA or LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue any sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

The Trust may not have adequate sources of recovery if its Bullion is lost, damaged, stolen or destroyed.

If the Trust’s Bullion is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian or any sub- custodian or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian and any sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian or any sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

Because the Trustee does not, and the Custodian has limited obligations to, oversee or monitor the activities of sub-custodians who may hold the Trust’s Bullion, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s Bullion could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. Any sub-custodian selected by the Custodian shall be a member of the LBMA or any equity member of the London Precious Metals Clearing Limited, except for the Governor and Company of the Bank of England. As of the date of this report, the sub-custodian that the Custodian currently uses is Brink’s Global Services for silver. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing any sub-custodian, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian. See “Custody of the Trust’s Bullion” for more information about sub-custodians that may hold the Trust’s bullion.

The obligations of any sub-custodian of the Trust’s Bullion are not determined by contractual arrangements but by LBMA and LPPM rules and London market customs and practices, which may prevent the Trust’s recovery of damages for losses on its Bullion custodied with sub-custodians.

There are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s Bullion and the Trustee or the Custodian because traditionally such arrangements are based on the LBMA’s and the LPPM’s rules and on the customs and practices of the London Bullion markets. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s and the LPPM’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of Bullion. If the Trust’s Bullion is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s Bullion will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of Bullion by such sub-custodian.

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

GENERAL RISKS

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

The Custodian, the Trustee, the Marketing Agent and the Sponsor depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

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

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of Bullion and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the Bullion markets. Russia is one of the world’s largest producers of gold, palladium, platinum and silver. On March 7, 2022, the LBMA suspended its accreditation of six Russian refiners of gold and silver, and, on April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LBMA and LPPM each stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Fewer suppliers to the LBMA and LPPM may lead to a lower supply of Good Delivery bars or ingots and further volatility in the price of Bullion. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. See “Overview of the Bullion Industry” for a discussion of how the Russian Bullion refiners' accreditation has impacted the Bullion markets and how Russia’s production levels have impacted Bullion prices subsequent to the suspension.

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

The COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store Bullion, restrictions on travel that delay or prevent the transportation of Bullion and an increase in demand for Bullion may disrupt supply chains for Bullion, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver Bullion as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

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

Further, the COVID-19 pandemic or other future public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Gold Price PM, LBMA Silver Price, LBMA Price PM, which the Trustee uses to value the Bullion held by the Trust and calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2024 and 2023:

Fiscal Year Ended December 31, 2024: Quarter Ended

	High	Low
March 31, 2024	$95.61	$85.44
June 30, 2024	$109.58	$95.86
September 30, 2024	$115.87	$101.06
December 31, 2024	$121.85	$108.76

Fiscal Year Ended December 31, 2023: Quarter Ended

	High	Low
March 31, 2023	$92.31	$82.11
June 30, 2023	$95.57	$86.12
September 30, 2023	$91.44	$84.15
December 31, 2023	$92.30	$81.48

The number of outstanding Shares of the Trust as of February 26, 2025 was 9,725,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2024	$109.00	$101.06
September 2024	$115.87	$105.00
October 2024	$121.85	$111.49
November 2024	$119.33	$109.70
December 2024	$116.27	$108.76
January 2025	$118.57	$111.02

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 25,000 Shares (Effective June 18, 2024, the Trustee, in consultation with the Sponsor, has determined that the number of Shares comprising a Basket for the abrdn Precious Metals Basket ETF Trust shall be reduced from 50,000 Shares to 25,000 Shares) or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2024 and 2023:

Month	Total number of Shares redeemed	Gold	Average ounces of Bullion per Share Palladium	Platinum	Silver
January 2024	100,000	0.028	0.006	0.004	1.016
February 2024	350,000	0.028	0.006	0.004	1.015
March 2024	100,000	0.028	0.006	0.004	1.015
April 2024	50,000	0.028	0.006	0.004	1.014
May 2024	150,000	0.028	0.006	0.004	1.014
June 2024	150,000	0.028	0.006	0.004	1.014
July 2024	—	—	—	—	—
August 2024	200,000	0.028	0.006	0.004	1.012
September 2024	—	—	—	—	—
October 2024	—	—	—	—	—
November 2024	—	—	—	—	—
December 2024	75,000	0.028	0.006	0.004	1.010
Total	1,175,000

Month	Total number of Shares redeemed	Gold	Average ounces of Bullion per Share Palladium	Platinum	Silver
January 2023	—	—	—	—	—
February 2023	100,000	0.028	0.006	0.004	1.022
March 2023	250,000	0.028	0.006	0.004	1.021
April 2023	—	—	—	—	—
May 2023	—	—	—	—	—
June 2023	150,000	0.028	0.006	0.004	1.019
July 2023	300,000	0.028	0.006	0.004	1.019
August 2023	150,000	0.028	0.006	0.004	1.018
September 2023	50,000	0.028	0.006	0.004	1.018
October 2023	400,000	0.028	0.006	0.004	1.017
November 2023	50,000	0.028	0.006	0.004	1.017
December 2023	250,000	0.028	0.006	0.004	1.016
Total	1,700,000

Item 6. [Reserved]

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

The Trust issues and redeems Shares only in exchange for Bullion, only in aggregations of 25,000 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers, or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Goldman Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) LLC, UBS Securities LLC and Virtu Americas, LLC.

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

Valuation of Bullion

The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant “London Metal Price” for each metal held by the Trust.  The cost of gold is determined according to the average cost method and the fair value is based on the LBMA PM Gold Price. For silver this is the LBMA Silver Price as established by the seven LBMA authorised bullion banks. For platinum and palladium this is the “LBMA Price PM” for platinum or palladium (as applicable) of the price of an ounce of such metal performed in London, England by fixing members of the LPPM. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of Bullion transferred.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

	December 31, 2024	December 31, 2023	December 31, 2022
(Amounts in 000’s of US$)
Investment in Bullion - cost	$770,093	$845,552	$912,251
Unrealized gain on investment in Bullion	270,396	113,771	91,325
Investment in Bullion - fair value	$1,040,489	$959,323	$1,003,576

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

The Sponsor has exercised its right to visit the Custodian in order to examine the Bullion and the records maintained by the Custodian. An inspection was conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 26, 2024 and January 4, 2025.

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

Liquidity and Capital Resources

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2024 and 2023, the Trust did not have any cash balances.

Results of Operations

Financial Highlights

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$)
Total gain/(loss) on Bullion	$176,343	$33,453	$(20,527)
Net change assets from operations	$170,283	$27,533	$(26,750)
Net cash provided by operating activities	$—	$—	$—

The net asset value of the Trust will be obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share will be obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day. On each day on which the Exchange is open for regular trading, the Trustee will determine the net asset value of the Trust and the NAV per Share as promptly as practicable after 4:00 p.m. (New York time). The Trustee will value the Trust’s gold on the basis of LBMA Gold Price PM. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the LBMA Gold Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. The Trustee will value the Trust’s platinum and palladium on the basis of the respective LBMA Price PM. If there is no LBMA Price PM for platinum or palladium on any day, the Trustee is authorized to use the LBMA Price AM for such metal announced on that day. If neither price is available for that day, the Trustee will value the Trust’s platinum or palladium based on the most recently announced LBMA Price PM or LBMA Price AM for such metal. The Trustee will value the Trust’s silver on the basis of LBMA Silver Price. If there is no LBMA Silver Price on a particular evaluation day, the next most recent LBMA Silver Price announced for silver will be used in the determination of the NAV of the Trust, unless the Sponsor determines that such price is inappropriate to use as basis for such determination. If the Sponsor determines that a London Metal Price is inappropriate to use, the Sponsor will identify an alternate basis for evaluation to be employed by the Trustee. Further, the Sponsor may instruct the Trustee to use on an on-going basis a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust’s Bullion.

The year ended December 31, 2024

The Trust’s NAV increased from $958,830,648 at December 31, 2023 to $1,039,953,142 at December 31, 2024, a 8.46% increase for the year. The change in the Trust’s NAV resulted from a decrease in outstanding Shares, which fell from 10,450,000 Shares at December 31, 2023 to 9,500,000 Shares at December 31, 2024, a result of 225,000 Shares (9 Baskets) being created and 1,175,000 Shares (47 Baskets) being redeemed and the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) rose 20.02% from $99.34 at December 31, 2023 to $119.23 at December 31, 2024.

The NAV per Share increased 19.31% from $91.75 at December 31, 2023 to $109.47 at December 31, 2024. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $6,060,263 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $121.47 at October 29, 2024 was the highest during the year, compared with a low of $85.65 at February 14, 2024.

The increase in net assets from operations for the year ended December 31, 2024 was $170,282,596, resulting from a realized gain of $1,235,668 on Bullion transferred to pay expenses, a realized gain of $18,482,768 on Bullion distributed for the redemption of Shares, a change in unrealized gain on investment in Bullion of $156,624,422, offset by the Sponsor’s Fee of $6,060,263. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2024.

The year ended December 31, 2023

The Trust’s NAV decreased from $1,007,501,383 at December 31, 2022 to $958,830,648 at December 31, 2023, a 4.83% decrease for the year. The change in the Trust’s NAV resulted from a decrease in outstanding Shares, which fell from 11,350,000 Shares at December 31, 2022 to 10,450,000 Shares at December 31, 2023, a result of 800,000 Shares (16 Baskets) being created and 1,700,000 Shares (34 Baskets) being redeemed and the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) rose 3.80% from $95.70 at December 31, 2022 to $99.34 at December 31, 2023.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2024

	Three months ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	Year ended December 31
EXPENSES
Sponsor’s Fee	$1,377	$1,499	$1,556	$1,628	$6,060
Total expenses	1,377	1,499	1,556	1,628	6,060

Net investment loss	(1,377)	(1,499)	(1,556)	(1,628)	(6,060)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	133	281	346	476	1,236
Realized gain on Bullion distributed for the redemption of Shares	4,075	8,044	4,156	2,208	18,483
Change in unrealized gain and loss on investment in Bullion	28,725	73,798	90,075	(35,974)	156,624
Total gain / (loss) on investment in Bullion	32,933	82,123	94,577	(33,920)	176,343

Change in net assets from operations	$31,556	$80,624	$93,021	$(34,918)	$170,283

Net increase / (decrease) in net assets per Share	$3.11	$(5.17)	$9.76	$10.98	$17.48

Weighted average number of Shares	10,162,637	11,334,066	9,528,804	9,504,076	9,744,194

Year Ended December 31, 2023

	Three months ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	Year ended December 31
EXPENSES
Sponsor’s Fee	$1,495	$1,515	$1,484	$1,426	$5,920
Total expenses	1,495	1,515	1,484	1,426	5,920

Net investment loss	(1,495)	(1,515)	(1,484)	(1,426)	(5,920)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	133	170	129	88	520
Realized gain on Bullion distributed for the redemption of Shares	2,606	1,187	3,631	3,064	10,488
Change in unrealized gain and loss on investment in Bullion	27,714	(58,444)	(5,500)	58,676	22,446
Total gain / (loss) on investment in Bullion	30,453	(57,087)	(1,740)	61,828	33,454

Change in net assets from operations	$28,958	$(58,602)	$(3,224)	$60,402	$27,534

Net increase / (decrease) in net assets per Share	$2.57	$(5.17)	$(0.29)	$5.68	$2.49

Weighted average number of Shares	11,254,444	11,334,066	11,052,717	10,626,087	11,065,068

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2024. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024.

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Precious Metals Basket ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Precious Metals Basket ETF Trust’s (known as Aberdeen Standard Precious Metals Basket ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

New York, New York
February 28, 2025

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

Item 9B. Other Information

No officers or directors of the Trust adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1trading arrangement for the year ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no officers, employees or board of trustees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust has not adopted a code of ethics or an insider trading policy governing the purchase, sale and other disposition of the Trust’s securities. The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Steven Dunn – President and Chief Executive Officer

Mr. Dunn, CIMA®, is the Head of Exchange Traded Funds at abrdn Inc. Mr. Dunn guides the firm’s strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Sharon Ferrari – Chief Financial Officer and Treasurer

Sharon Ferrari is currently a Director, Product Management at abrdn Inc. (the parent company of the Sponser). Ms. Ferrari joined abrdn in 2008. Prior to working at abrdn, Ms. Ferrari worked at Delaware Investments for about 3 years and began her career at SEI Investments. Ms. Ferrari holds a BS in Business Administration from University of Pittsburgh and a MBA from Villanova University.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Effective November 12, 2024, Brian Kordeck resigned as Chief Financial Officer and Treasurer of the Sponsor. Mr. Kordeck served as Principal Financial Officer of the Registrant.

Sharon Ferrari was appointed as Chief Financial Officer and Treasurer of the Sponsor, effective on November 12, 2024. Ms. Ferrari serves as Principal Financial Officer of the Registrant.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Audit fees – KPMG	$94,000	$85,000
Audit related fees - KPMG	—	—
	$94,000	$85,000

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-164769 on October 19, 2010

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with Registration Statement 333-234723 on November 15, 2019

4.1(c)	Second Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.1(d)	Third Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

4.2	Form of Authorized Participant Agreement is filed herewith

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective October 1, 2108 incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on March 1, 2019

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 filed with the Trust's Annual Report of Form 10-K on February 29, 2024.

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN PRECIOUS METALS BASKET ETF TRUST
Financial Statements as of DecemberDECEMBER 31, 2024
Index

KPMG LLP 345 Park Avenue New York, NY 10154-0102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
abrdn Precious Metals Basket ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Precious Metals Basket ETF Trust (known as Aberdeen Standard Precious Metals Basket ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the bullion holdings

As presented on the December 31, 2024 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in bullion is $1,040,489 thousand, representing 100.05% of the Trust’s net assets, and 9,948,370.0 ounces of bullion holdings. The investment in bullion was held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the bullion holdings as a critical audit matter. Given the nature and volume of the bullion holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of bullion held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of bullion held to the custodian’s records, (2) the approval of bullion deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s bullion holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s bullion holdings held by the custodian as of December 31, 2024. We compared the total ounces on such schedule to the Trust’s record of bullion holdings. We also attended and observed a part of the physical counts of the Trust’s bullion holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 28, 2025

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

abrdn Precious Metals Basket ETF Trust

Statements of Assets and Liabilities

At December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: December 31, 2024: $431,725; December 31, 2023: $471,878)	$683,521	$602,149
Palladium (cost: December 31, 2024: $92,127; December 31, 2023: $103,017)	47,595	65,824
Platinum (cost: December 31, 2024: $35,943; December 31, 2023: $39,846)	31,905	38,629
Silver (cost: December 31, 2024: $210,298; December 31, 2023: $230,811)	277,468	252,721
Total investment in Bullion	1,040,489	959,323
Total assets	1,040,489	959,323

LIABILITIES
Fees payable to Sponsor	536	492
Total liabilities	536	492

NET ASSETS(1)	$1,039,953	$958,831

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at December 31, 2024 were 9,500,000 and at December 31, 2023 were 10,450,000. Net asset values per Share at December 31, 2024 and December 31, 2023 were $109.47 and $91.75, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At December 31, 2024 and 2023

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	261,800.3	$431,725	$683,521	65.72%
Palladium	52,359.8	92,127	47,595	4.58%
Platinum	34,906.6	35,943	31,905	3.07%
Silver	9,599,303.3	210,298	277,468	26.68%
Total investment in Bullion	9,948,370.0	$770,093	$1,040,489	100.05%
Less liabilities			(536)	(0.05)%
Net Assets			$1,039,953	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	289,717.8	$471,878	$602,149	62.79%
Palladium	57,943.6	103,017	65,824	6.87%
Platinum	38,629.0	39,846	38,629	4.03%
Silver	10,622,986.0	230,811	252,721	26.36%
Total investment in Bullion	11,009,276.4	$845,552	$959,323	100.05%
Less liabilities			(492)	(0.05)%
Net Assets			$958,831	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations

For the years ended December 31, 2024, 2023, and 2022

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$6,060	$5,920	$6,223
Total expenses	6,060	5,920	6,223
Net investment loss	(6,060)	(5,920)	(6,223)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	1,236	520	547
Realized gain on Bullion distributed for the redemption of Shares	18,483	10,488	2,679
Change in unrealized gain / (loss) on investment in Bullion	156,624	22,446	(23,753)
Total gain / (loss) on investment in Bullion	176,343	33,454	(20,527)

Change in net assets from operations	$170,283	$27,534	$(26,750)

Net increase / (decrease) in net assets per Share	$17.48	$2.49	$(2.28)

Weighted average number of Shares	9,744,194	11,065,068	11,747,260

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2024, 2023 and 2022

	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	10,450,000	$958,831
Net investment loss		(6,060)
Realized gain on investment in Bullion		19,719
Change in unrealized gain on investment in Bullion		156,624
Creations	225,000	24,293
Redemptions	(1,175,000)	(113,454)
Closing balance at December 31, 2024	9,500,000	$1,039,953

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	11,350,000	$1,007,501
Net investment loss		(5,920)
Realized gain on investment in Bullion		11,008
Change in unrealized gain on investment in Bullion		22,446
Creations	800,000	71,791
Redemptions	(1,700,000)	(147,995)
Closing balance at December 31, 2023	10,450,000	$958,831

	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	10,900,000	$970,513
Net investment loss		(6,223)
Realized gain on investment in Bullion		3,226
Change in unrealized (loss) on investment in Bullion		(23,753)
Creations	1,900,000	183,550
Redemptions	(1,450,000)	(119,812)
Closing balance at December 31, 2022	11,350,000	$1,007,501

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights

For the years ended December 31, 2024, 2023 and 2022

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$91.75	$88.77	$89.04
Income from investment operations:
Net investment loss	(0.62)	(0.54)	(0.53)
Total realized and unrealized gains or losses on investment in Bullion	18.34	3.52	0.26
Change in net assets from operations	17.72	2.98	(0.27)

Net asset value per Share at end of period	$109.47	$91.75	$88.77

Weighted average number of Shares	9,744,194	11,065,068	11,747,260

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	19.31%	3.36%	(0.30)%

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

Effective November 12, 2024, Brian Kordeck resigned as Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck had served as Principal Financial Officer of the Registrant. Effective November 12, 2024, Sharon Ferrari was appointed Treasurer and Chief Financial Officer of the Sponsor. Ms. Ferrari will serve as Principal Financial Officer of the Registrant.

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

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s Bullion. Prior to May 23, 2024, JPMorgan Chase Bank N.A. (“JPMorgan”) served as custodian of the Trust’s Bullion. The Trust’s Bullion may also be held by a sub-custodian selected by the Custodian to hold the Trust’s Bullion on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2024, all of the Trust’s gold, palladium and platinum was held at ICBC. At December 31, 2024, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant “London Metal Price” for each metal held by the Trust. This is the applicable “London Bullion Market Association (“LBMA”) PM Gold Price” for the price of an ounce of gold, the “LBMA Silver Price” for silver, and for platinum and palladium the applicable LBMA Price PM. If there is no LBMA PM Gold Price, or LBMA Price PM on any day, the Trustee is authorized to use the LBMA Gold Price AM or LBMA Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s gold based on the most recently announced price.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2024	December 31, 2023

Level 1
Investment in Bullion	$1,040,489	$959,323

There were no transfers between levels during the years ended December 31, 2024 and 2023.

2.3.	Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within one business day of the trade date. At December 31, 2024, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

2.4.	Creations and Redemptions of Shares

Effective June 18, 2024, the Trustee, in consultation with the Sponsor, has determined that the number of Shares comprising a Basket for the abrdn Precious Metals Basket ETF Trust shall be reduced from 50,000 Shares to 25,000 Shares. The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 25,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other Bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account, established with the Custodian or a Bullion clearing bank by an Authorized Participant.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the settlement period for Shares is one business day. Prior to May 28, 2024, the standard settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When Bullion is exchanged in settlement of a redemption, it is considered a sale of Bullion for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2024 or December 31, 2023.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

2.6.	Investment in Bullion

Changes in ounces of Bullion and their respective values for the years ended December 31, 2024 and 2023 are set out below:

	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	289,717.8	57,943.6	38,629.0	10,622,986.0	11,009,276.4
Creations	6,210.0	1,242.0	828.0	227,700.8	235,980.8
Redemptions	(32,493.4)	(6,498.7)	(4,332.4)	(1,191,423.7)	(1,234,748.2)
Transfers of Bullion to pay expenses	(1,634.1)	(327.1)	(218.0)	(59,959.8)	(62,139.0)
Closing balance	261,800.3	52,359.8	34,906.6	9,599,303.3	9,948,370.0

Investment in Bullion
Opening balance	$602,149	$65,824	$38,629	$252,721	$959,323
Creations	15,568	1,218	789	6,718	24,293
Redemptions	(72,381)	(6,104)	(4,036)	(30,933)	(113,454)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	19,329	(5,423)	(431)	5,008	18,483
Transfers of Bullion to pay expenses	(3,824)	(326)	(209)	(1,657)	(6,016)
Realized gain / (loss) on Bullion transferred to pay expenses	1,156	(255)	(16)	351	1,236
Change in unrealized gain / (loss) on investment in Bullion	121,524	(7,339)	(2,821)	45,260	156,624
Closing balance	$683,521	$47,595	$31,905	$277,468	$1,040,489

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	315,173.6	63,034.7	42,023.2	11,556,366.8	11,976,598.3
Creations	23,630.6	4,726.2	3,150.8	866,456.9	897,964.5
Redemptions	(47,222.9)	(9,444.6)	(6,296.4)	(1,731,506.2)	(1,794,470.1)
Transfers of Bullion to pay expenses	(1,863.5)	(372.7)	(248.6)	(68,331.5)	(70,816.3)
Closing balance	289,717.8	57,943.6	38,629.0	10,622,986.0	11,009,276.4

Investment in Bullion
Opening balance	$571,646	$111,887	$43,326	$276,717	$1,003,576
Creations	46,072	6,594	3,136	20,427	76,229
Redemptions	(90,937)	(11,642)	(5,832)	(39,584)	(147,995)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	14,422	(5,282)	(675)	2,023	10,488
Transfers of Bullion to pay expenses	(3,582)	(510)	(244)	(1,605)	(5,941)
Realized gain / (loss) on Bullion transferred to pay expenses	571	(161)	(15)	125	520
Change in unrealized gain / (loss) on investment in Bullion	63,957	(35,062)	(1,067)	(5,382)	22,446
Closing balance	$602,149	$65,824	$38,629	$252,721	$959,323

2.7.	Expenses / Realized Gains / Losses

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

For the years ended December 31, 2024, 2023 and 2022, the Sponsor’s Fee was $6,060,263, $5,919,545 and $6,222,877, respectively.

At December 31, 2024 and at December 31, 2023, the fees payable to the Sponsor were $535,618 and $492,555, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2024 and 2023.

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

2.8.	Segment Reporting

In this reporting period, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust's financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity's chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund's CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust's asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust's prospectus describes the Trust's fees, investment objective, principal investment strategy and principal risks, among other items. The Fund's portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust's financial statements. The accompanying financial statements detail the Fund's segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund's Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

abrdn ETFs Sponsor LLC

Date: February 28, 2025	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2025	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit No.	Description
4.2	Form of Authorized Participant Agreement
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation
101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).