Form 10-Q
period 2025-03-31
abrdn Precious Metals Basket ETF Trust
filed 2025-05-08
CIK 1483386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

As of May 6, 2025, abrdn Precious Metals Basket ETF Trust had 10,275,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

abrdn Precious Metals Basket ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

abrdn Precious Metals Basket ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: March 31, 2025: $493,160; December 31, 2024: $431,725)	$880,742	$683,521
Palladium (cost: March 31, 2025: $96,081; December 31, 2024: $92,127)	55,755	47,595
Platinum (cost: March 31, 2025: $38,669; December 31, 2024: $35,943)	37,434	31,905
Silver (cost: March 31, 2025: $235,375; December 31, 2024: $210,298)	353,044	277,468
Total investment in Bullion	1,326,975	1,040,489
Total assets	1,326,975	1,040,489

LIABILITIES
Fees payable to Sponsor	663	536
Total liabilities	663	536

NET ASSETS(1)	$1,326,312	$1,039,953

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at March 31, 2025 were 10,275,000 and at December 31, 2024 were 9,500,000. Net asset values per Share at March 31, 2025 and December 31, 2024 were $129.08 and $109.47, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	282,733.2	$493,160	$880,742	66.41%
Palladium	56,546.7	96,081	55,755	4.20%
Platinum	37,697.8	38,669	37,434	2.82%
Silver	10,366,885.5	235,375	353,044	26.62%
Total investment in Bullion	10,743,863.2	$863,285	$1,326,975	100.05%
Less liabilities			(663)	(0.05)%
Net Assets			$1,326,312	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	261,800.3	$431,725	$683,521	65.72%
Palladium	52,359.8	92,127	47,595	4.58%
Platinum	34,906.6	35,943	31,905	3.07%
Silver	9,599,303.3	210,298	277,468	26.68%
Total investment in Bullion	9,948,370.0	$770,093	$1,040,489	100.05%
Less liabilities			(536)	(0.05)%
Net Assets			$1,039,953	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,761	$1,377
Total expenses	1,761	1,377

Net investment loss	(1,761)	(1,377)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	474	133
Realized gain on Bullion distributed for the redemption of Shares	—	4,075
Change in unrealized gain on investment in Bullion	193,296	28,725
Total gain on investment in Bullion	193,770	32,933

Change in net assets from operations	$192,009	$31,556

Net increase / (decrease) in net assets per Share	$19.64	$3.11

Weighted average number of Shares	9,776,667	10,162,637

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	9,500,000	$1,039,953
Net investment loss		(1,761)
Realized gain on investment in Bullion		474
Change in unrealized gain on investment in Bullion		193,296
Creations	775,000	94,350
Closing balance at March 31, 2025	10,275,000	$1,326,312

	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	10,450,000	$958,831
Net investment loss		(1,377)
Realized gain on investment in Bullion		4,208
Change in unrealized gain on investment in Bullion		28,725
Redemptions	(550,000)	(48,523)
Closing balance at March 31, 2024	9,900,000	$941,864

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$109.47	$91.75
Income from investment operations:
Net investment loss	(0.18)	(0.14)
Total realized and unrealized gains or losses on investment in Bullion	19.79	3.53
Change in net assets from operations	19.61	3.39

Net asset value per Share at end of period	$129.08	$95.14

Weighted average number of Shares	9,776,667	10,162,637

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	17.91%	3.69%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s Bullion. Prior to May 23, 2024, JPMorgan Chase Bank N.A. (“JPMorgan”) served as custodian of the Trust’s Bullion. The Trust’s Bullion may also be held by a sub-custodian selected by the Custodian to hold the Trust’s Bullion on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2025, all of the Trust’s gold, palladium and platinum was held at ICBC. At March 31, 2025, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2025	December 31, 2024
Level 1
Investment in Bullion	$1,326,975	$1,040,489

There were no transfers between levels during the three months ended March 31, 2025 or the year ended December 31, 2024.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At March 31, 2025, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2024, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

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

Notes to the Financial Statements (Unaudited)

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2025 or December 31, 2024.

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three months ended March 31, 2025 and 2024 are set out below:

	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	261,800.3	52,359.8	34,906.6	9,599,303.3	9,948,370.0
Creations	21,325.7	4,265.1	2,843.4	781,940.8	810,375.0
Redemptions	—	—	—	—	—
Transfers of Bullion to pay expenses	(392.8)	(78.2)	(52.2)	(14,358.6)	(14,881.8)
Closing balance	282,733.2	56,546.7	37,697.8	10,366,885.5	10,743,863.2

Investment in Bullion
Opening balance	$683,521	$47,595	$31,905	$277,468	$1,040,489
Creations	62,088	4,090	2,780	25,392	94,350
Redemptions	—	—	—	—	—
Realized gain on Bullion distributed for the redemption of Shares	—	—	—	—	—
Transfers of Bullion to pay expenses	(1,074)	(73)	(49)	(438)	(1,634)
Realized gain / (loss) on Bullion transferred to pay expenses	421	(64)	(5)	122	474
Change in unrealized gain on investment in Bullion	135,786	4,207	2,803	50,500	193,296
Closing balance	$880,742	$55,755	$37,434	$353,044	$1,326,975

	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	289,717.8	57,943.6	38,629.0	10,622,986.0	11,009,276.4
Creations	—	—	—	—	—
Redemptions	(15,229.4)	(3,045.9)	(2,030.5)	(558,409.2)	(578,715.0)
Transfers of Bullion to pay expenses	(429.8)	(86.0)	(57.3)	(15,759.5)	(16,332.6)
Closing balance	274,058.6	54,811.7	36,541.2	10,048,817.3	10,414,228.8

Investment in Bullion
Opening balance	$602,149	$65,824	$38,629	$252,721	$959,323
Creations	—	—	—	—	—
Redemptions	(31,023)	(2,917)	(1,819)	(12,764)	(48,523)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	6,218	(2,498)	(276)	631	4,075
Transfers of Bullion to pay expenses	(882)	(89)	(53)	(363)	(1,387)
Realized gain / (loss) on Bullion transferred to pay expenses	182	(65)	(5)	21	133
Change in unrealized gain / (loss) on investment in Bullion	30,218	(4,512)	(3,333)	6,352	28,725
Closing balance	$606,862	$55,743	$33,143	$246,598	$942,346

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

For the three months March 31, 2025 and 2024, the Sponsor’s Fee was $1,761,323 and $1,376,799, respectively.

At March 31, 2025 and at December 31, 2024, the fees payable to the Sponsor were $663,662 and $535,618, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2025 and 2024.

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

Notes to the Financial Statements (Unaudited)

Effective December 31, 2024, The Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Fund’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion and only in aggregations of 25,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

The Quarter Ended March 31, 2025

The Trust’s NAV increased from $1,039,953,142 at December 31, 2024 to $1,326,311,815 at March 31, 2025, a 27.54% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 18.09% from $119.23 at December 31, 2024 to $140.80 at March 31, 2025 and an increase in outstanding Shares, which rose from 9,500,000 Shares at December 31, 2024 to 10,275,000 Shares at March 31, 2025, as a result of 775,000 Shares (31 Baskets) being created. There were no Shares redeemed during the quarter ended March 31, 2025.

The NAV per Share increased 17.91% from $109.47 at December 31, 2024 to $129.08 at March 31, 2025. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $1,761,323 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $129.08 at March 31, 2025 was the highest during the quarter, compared with a low of $111.04 at January 2, 2025.

The increase in net assets from operations for the quarter ended March 31, 2025 was $192,008,657, resulting from a realized gain of $474,226 on the transfer of Bullion to pay expenses, no realized gain or loss on Bullion distributed for the redemption of Shares and a change in unrealized gain on investment in Bullion of $193,295,754, offset by the Sponsor’s Fee of $1,761,323. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2025.

The Quarter Ended March 31, 2024

The Trust’s NAV decreased from $958,830,648 at December 31, 2023 to $941,863,819 at March 31, 2024, a 1.77% decrease for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 3.84% from $99.34 at December 31, 2023 to $103.15 at March31, 2024 and a decrease in outstanding Shares, which fell from 10,450,000 Shares at December 31, 2023 to 9,900,000 Shares at March31, 2024, as a result of 550,000 Shares (11 Baskets) being redeemed. There were no Shares created during the quarter ended March 31,2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2025, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2025:

31 Baskets were created.

0 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Palladium	Platinum	Silver
January 2025	—	—	—	—	—	—
February 2025	—	—	—	—	—	—
March 2025	—	—	—	—	—	—
	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1trading arrangement for the three months ended March 31, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Precious Metals Basket ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 8, 2025	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.