Form 10-Q
period 2025-06-30
abrdn Precious Metals Basket ETF Trust
filed 2025-08-07
CIK 1483386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

As of August 5, 2025, abrdn Precious Metals Basket ETF Trust had 10,650,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

abrdn Precious Metals Basket ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

abrdn Precious Metals Basket ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: June 30, 2025: $518,899; December 31, 2024: $431,725)	$941,618	$683,521
Palladium (cost: June 30, 2025: $95,478; December 31, 2024: $92,127)	64,962	47,595
Platinum (cost: June 30, 2025: $39,257; December 31, 2024: $35,943)	51,557	31,905
Silver (cost: June 30, 2025: $243,554; December 31, 2024: $210,298)	377,822	277,468
Total investment in Bullion	1,435,959	1,040,489
Total assets	1,435,959	1,040,489

LIABILITIES
Fees payable to Sponsor	705	536
Total liabilities	705	536

NET ASSETS(1)	$1,435,254	$1,039,953

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2025 were 10,425,000 and at December 31, 2024 were 9,500,000. Net asset values per Share at June 30, 2025 and December 31, 2024 were $137.67 and $109.47, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	286,428.0	$518,899	$941,618	65.61%
Palladium	57,285.6	95,478	64,962	4.53%
Platinum	38,190.4	39,257	51,557	3.59%
Silver	10,502,360.0	243,554	377,822	26.32%
Total investment in Bullion	10,884,264.0	$897,188	$1,435,959	100.05%
Less liabilities			(705)	(0.05)%
Net Assets			$1,435,254	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	261,800.3	$431,725	$683,521	65.72%
Palladium	52,359.8	92,127	47,595	4.58%
Platinum	34,906.6	35,943	31,905	3.07%
Silver	9,599,303.3	210,298	277,468	26.68%
Total investment in Bullion	9,948,370.0	$770,093	$1,040,489	100.05%
Less liabilities			(536)	(0.05)%
Net Assets			$1,039,953	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$2,034	$1,499	$3,795	$2,875
Total expenses	2,034	1,499	3,795	2,875

Net investment loss	(2,034)	(1,499)	(3,795)	(2,875)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	680	281	1,154	414
Realized gain on Bullion distributed for the redemption of Shares	14,407	8,044	14,407	12,119
Change in unrealized gain on investment in Bullion	75,080	73,798	268,376	102,522
Total gain on investment in Bullion	90,167	82,123	283,937	115,055

Change in net assets from operations	$88,133	$80,624	$280,142	$112,180

Net increase / (decrease) in net assets per Share	$8.55	$8.24	$27.89	$11.25

Weighted average number of Shares	10,309,341	9,786,264	10,044,475	9,974,451

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	10,275,000	$1,326,312	9,900,000	$941,864
Net investment loss		(2,034)		(1,499)
Realized gain on investment in Bullion		15,087		8,325
Change in unrealized gain on investment in Bullion		75,080		73,798
Creations	475,000	62,737	50,000	4,997
Redemptions	(325,000)	(41,928)	(350,000)	(36,318)
Closing balance	10,425,000	$1,435,254	9,600,000	$991,167

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	9,500,000	$1,039,953	10,450,000	$958,831
Net investment loss		(3,795)		(2,875)
Realized gain on investment in Bullion		15,561		12,533
Change in unrealized gain on investment in Bullion		268,376		102,522
Creations	1,250,000	157,087	50,000	4,997
Redemptions	(325,000)	(41,928)	(900,000)	(84,841)
Closing balance	10,425,000	$1,435,254	9,600,000	$991,167

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$129.08	$95.14	$109.47	$91.75
Income from investment operations:
Net investment loss	(0.20)	(0.15)	(0.38)	(0.29)
Total realized and unrealized gains or losses on investment in Bullion	8.79	8.26	28.58	11.79
Change in net assets from operations	8.59	8.11	28.20	11.50

Net asset value per Share at end of period	$137.67	$103.25	$137.67	$103.25

Weighted average number of Shares	10,309,341	9,786,264	10,044,475	9,974,451

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	6.65%	8.52%	25.76%	12.53%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s Bullion. Prior to May 23, 2024, JPMorgan Chase Bank N.A. (“JPMorgan”) served as custodian of the Trust’s Bullion. The Trust’s Bullion may also be held by a sub-custodian selected by the Custodian to hold the Trust’s Bullion on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2025, all of the Trust’s gold, palladium and platinum was held at ICBC. At June 30, 2025, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2025	December 31, 2024

Level 1
Investment in Bullion	$1,435,959	$1,040,489

There were no transfers between levels during the six months ended June 30, 2025 or the year ended December 31, 2024.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At June 30, 2025, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2024, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2025 or December 31, 2024.

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and six months ended June 30, 2025 and 2024 are set out below:

	Three Months Ended June 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	282,733.2	56,546.7	37,697.8	10,366,885.5	10,743,863.2
Creations	13,054.5	2,610.9	1,740.6	478,667.4	496,073.4
Redemptions	(8,934.0)	(1,786.8)	(1,191.2)	(327,579.1)	(339,491.1)
Transfers of Bullion to pay expense	(425.7)	(85.2)	(56.8)	(15,613.8)	(16,181.5)
Closing balance	286,428.0	57,285.6	38,190.4	10,502,360.0	10,884,264.0
Investment in Bullion
Opening balance	$880,742	$55,755	$37,434	$353,044	$1,326,975
Creations	42,288	2,555	1,866	16,028	62,737
Redemptions	(28,505)	(1,705)	(1,169)	(10,549)	(41,928)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	12,710	(1,308)	(52)	3,057	14,407
Transfers of Bullion to pay expense	(1,350)	(81)	(55)	(506)	(1,992)
Realized gain / (loss) on Bullion transferred to pay expenses	596	(63)	(2)	149	680
Change in unrealized gain on investment in Bullion	35,137	9,809	13,535	16,599	75,080
Closing balance	$941,618	$64,962	$51,557	$377,822	$1,435,959

	Three Months Ended June 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	274,058.6	54,811.7	36,541.2	10,048,817.3	10,414,228.8
Creations	1,383.3	276.7	184.4	50,722.3	52,566.7
Redemptions	(9,676.0)	(1,935.2)	(1,290.2)	(354,788.4)	(367,689.8)
Transfers of Bullion to pay expense	(413.1)	(82.8)	(55.2)	(15,186.5)	(15,737.6)
Closing balance	265,352.8	53,070.4	35,380.2	9,729,564.7	10,083,368.1
Investment in Bullion
Opening balance	$606,862	$55,743	$33,143	$246,598	$942,346
Creations	3,173	283	172	1,369	4,997
Redemptions	(22,719)	(1,863)	(1,292)	(10,444)	(36,318)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	6,926	(1,570)	(38)	2,726	8,044
Transfers of Bullion to pay expense	(958)	(75)	(51)	(407)	(1,491)
Realized gain / (loss) on Bullion transferred to pay expenses	283	(72)	(6)	76	281
Change in unrealized gain / (loss) on investment in Bullion	24,944	(862)	3,877	45,839	73,798
Closing balance	$618,511	$51,584	$35,805	$285,757	$991,657

	Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	261,800.3	52,359.8	34,906.6	9,599,303.3	9,948,370.0
Creations	34,380.2	6,876.0	4,584.0	1,260,608.2	1,306,448.4
Redemptions	(8,934.0)	(1,786.8)	(1,191.2)	(327,579.1)	(339,491.1)
Transfers of Bullion to pay expense	(818.5)	(163.4)	(109.0)	(29,972.4)	(31,063.3)
Closing balance	286,428.0	57,285.6	38,190.4	10,502,360.0	10,884,264.0
Investment in Bullion
Opening balance	$683,521	$47,595	$31,905	$277,468	$1,040,489
Creations	104,376	6,645	4,646	41,420	157,087
Redemptions	(28,505)	(1,705)	(1,169)	(10,549)	(41,928)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	12,710	(1,308)	(52)	3,057	14,407
Transfers of Bullion to pay expense	(2,424)	(154)	(104)	(944)	(3,626)
Realized gain / (loss) on Bullion transferred to pay expenses	1,017	(127)	(7)	271	1,154
Change in unrealized gain on investment in Bullion	170,923	14,016	16,338	67,099	268,376
Closing balance	$941,618	$64,962	$51,557	$377,822	$1,435,959

	Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	289,717.8	57,943.6	38,629.0	10,622,986.0	11,009,276.4
Creations	1,383.3	276.7	184.4	50,722.3	52,566.7
Redemptions	(24,905.4)	(4,981.1)	(3,320.7)	(913,197.6)	(946,404.8)
Transfers of Bullion to pay expense	(842.9)	(168.8)	(112.5)	(30,946.0)	(32,070.2)
Closing balance	265,352.8	53,070.4	35,380.2	9,729,564.7	10,083,368.1
Investment in Bullion
Opening balance	$602,149	$65,824	$38,629	$252,721	$959,323
Creations	3,173	283	172	1,369	4,997
Redemptions	(53,742)	(4,780)	(3,111)	(23,208)	(84,841)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	13,144	(4,068)	(314)	3,357	12,119
Transfers of Bullion to pay expense	(1,839)	(164)	(104)	(770)	(2,877)
Realized gain / (loss) on Bullion transferred to pay expenses	465	(137)	(11)	97	414
Change in unrealized gain / (loss) on investment in Bullion	55,161	(5,374)	544	52,191	102,522
Closing balance	$618,511	$51,584	$35,805	$285,757	$991,657

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

For the three months ended June 30, 2025 and 2024, the Sponsor’s Fee was $2,033,872 and $1,498,511 respectively. For the six months ended June 30, 2025 and 2024, the Sponsor’s Fee was $3,795,195 and $2,875,309, respectively.

At June 30, 2025 and at December 31, 2024, the fees payable to the Sponsor were $704,878 and $535,618, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2025 and 2024.

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

Effective December 31, 2024, The Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Fund’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

4.    Concentration of Risk

The Trust’s sole business activity is the investment in Bullion, and substantially all the Trust’s assets are holdings of Bullion, which creates a concentration of risk associated with fluctuations in the price of Bullion. Several factors could affect the price of Bullion, including: (i) global Bullion supply and demand, which is influenced by factors such as general changes in economic conditions, such as a recession or other economic downturn, recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand, central bank purchases and sales, and production and cost levels in major Bullion-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations, including tariffs, sanctions, and other restrictions on trade. In addition, there is no assurance that Bullion will maintain its long-term value in terms of purchasing power in the future. In the event that the price of Bullion declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Quarter Ended June 30, 2025

The Trust’s NAV increased from $1,326,311,815 at March 31, 2025 to $1,435,254,157 at June 30, 2025, an 8.21% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 6.82% from $140.80 at March 31, 2025 to $150.40 at June 30, 2025 and an increase in outstanding Shares, which rose from 10,275,000 Shares at March 31, 2025 to 10,425,000 Shares at June 30, 2025, as a result of 475,000 Shares (19 Baskets) being created and 325,000 Shares (13 Baskets) being redeemed for the quarter.

The NAV per Share increased 6.65% from $129.08 at March 31, 2025 to $137.67 at June 30, 2025. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $2,033,871 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $141.16 at June 18, 2025 was the highest during the quarter, compared with a low of $121.88 at April 7, 2025.

The increase in net assets from operations for the quarter ended June 30, 2025 was $88,133,163 resulting from a realized gain of $679,420 on the transfer of Bullion to pay expenses, a realized gain of $14,407,454 on Bullion distributed for the redemption of Shares and an increase in unrealized gain on investment in Bullion of $75,080,160, offset by the Sponsor’s Fee of $2,033,871. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2025.

The Six Months Ended June 30, 2025

The Trust’s NAV increased from $1,039,953,142 at December 31, 2024 to $1,435,254,157 at June 30, 2025, a 38.01% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 26.14% from $119.23 at December 31, 2024 to $150.40 at June 30, 2025 and an increase in outstanding Shares, which rose from 9,500,000 Shares at December 31, 2024 to 10,425,000 Shares at June 30, 2025, as a result of 1,250,000 Shares (50 Baskets) being created and 325,000 Shares (13 Baskets) being redeemed for the period.

The NAV per Share increased 25.76% from $109.47 at December 31, 2024 to $137.67 at June 30, 2025. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $3,795,195 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $141.16 at June 18, 2025 was the highest during the period, compared with a low of $109.47 at January 1, 2025.

The increase in net assets from operations for the period ended June 30, 2025 was $280,141,818 resulting from a realized gain of $1,153,646 on the transfer of Bullion to pay expenses, a realized gain of $14,407,454 on Bullion distributed for the redemption of Shares and an increase in unrealized gain on investment in Bullion of $268,375,913, offset by the Sponsor’s Fee of $3,795,195. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2025.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2025, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2025:

19 Baskets were created.

13 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of Bullion per Share Gold Palladium Platinum Silver
April 2025	6	150,000	0.028	0.006	0.004	1.010
May 2025	7	175,000-	0.028	0.006	0.004	1.010
June 2025	—	—	—	—	—	—
	13	325,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1trading arrangement for the three months ended June 30, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Precious Metals Basket ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 7, 2025	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.