Form 10-Q
period 2025-09-30
abrdn Precious Metals Basket ETF Trust
filed 2025-11-07
CIK 1483386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from________________ to ________________

Commission File Number: 001-34917

abrdn Precious Metals Basket ETF Trust

(Exact name of registrant as specified in its charter)

New York	27-2780046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC 1900 Market Street, Suite 200 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Precious Metals Basket Shares ETF	GLTR	NYSE Arca, Inc.

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

As of November 6, 2025, abrdn Precious Metals Basket ETF Trust had 11,825,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

abrdn Precious Metals Basket ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

abrdn Precious Metals Basket ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: September 30, 2025: $578,467; December 31, 2024: $431,725)	$1,159,597	$683,521
Palladium (cost: September 30, 2025: $99,415; December 31, 2024: $92,127)	74,875	47,595
Platinum (cost: September 30, 2025: $42,387; December 31, 2024: $35,943)	63,498	31,905
Silver (cost: September 30, 2025: $268,569; December 31, 2024: $210,298)	513,240	277,468
Total investment in Bullion	1,811,210	1,040,489
Bullion receivable	36,862	—
Total assets	1,848,072	1,040,489

LIABILITIES
Fees payable to Sponsor	884	536
Total liabilities	884	536

NET ASSETS(1)	$1,847,188	$1,039,953

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2025 were 11,275,000 and at December 31, 2024 were 9,500,000. Net asset values per Share at September 30, 2025 and December 31, 2024 were $163.83 and $109.47, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	303,139.0	$578,467	$1,159,597	62.78%
Palladium	60,627.8	99,415	74,875	4.05%
Platinum	40,418.5	42,387	63,498	3.44%
Silver	11,115,095.9	268,569	513,240	27.78%
Total investment in Bullion	11,519,281.2	$988,838	$1,811,210	98.05%
Other assets less liabilities			35,978	1.95%
Net Assets			$1,847,188	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	261,800.3	$431,725	$683,521	65.72%
Palladium	52,359.8	92,127	47,595	4.58%
Platinum	34,906.6	35,943	31,905	3.07%
Silver	9,599,303.3	210,298	277,468	26.68%
Total investment in Bullion	9,948,370.0	$770,093	$1,040,489	100.05%
Less liabilities			(536)	(0.05)%
Net Assets			$1,039,953	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$2,415	$1,556	$6,211	$4,432
Total expenses	2,415	1,556	6,211	4,432

Net investment loss	(2,415)	(1,556)	(6,211)	(4,432)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	855	346	2,009	760
Realized gain on Bullion distributed for the redemption of Shares	—	4,156	14,407	16,276
Change in unrealized gain on investment in Bullion	283,601	90,075	551,977	192,597
Total gain on investment in Bullion	284,456	94,577	568,393	209,633

Change in net assets from operations	$282,041	$93,021	$562,182	$205,201

Net increase / (decrease) in net assets per Share	$26.40	$9.76	$54.79	$20.89

Weighted average number of Shares	10,683,424	9,528,804	10,259,799	9,824,818

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	10,425,000	$1,435,254	9,600,000	$991,167
Net investment loss		(2,415)		(1,556)
Realized gain on investment in Bullion		855		4,502
Change in unrealized gain on investment in Bullion		283,601		90,075
Creations	850,000	129,893	75,000	7,845
Redemptions	—	—	(200,000)	(20,328)
Closing balance	11,275,000	$1,847,188	9,475,000	$1,071,705

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	9,500,000	$1,039,953	10,450,000	$958,831
Net investment loss		(6,211)		(4,432)
Realized gain on investment in Bullion		16,416		17,036
Change in unrealized gain on investment in Bullion		551,977		192,597
Creations	2,100,000	286,980	125,000	12,842
Redemptions	(325,000)	(41,927)	(1,100,000)	(105,169)
Closing balance	11,275,000	$1,847,188	9,475,000	$1,071,705

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$137.67	$103.25	$109.47	$91.75
Income from investment operations:
Net investment loss	(0.23)	(0.16)	(0.61)	(0.45)
Total realized and unrealized gains or losses on investment in Bullion	26.39	10.02	54.97	21.81
Change in net assets from operations	26.16	9.86	54.36	21.36

Net asset value per Share at end of period	$163.83	$113.11	$163.83	$113.11

Weighted average number of Shares	10,683,424	9,528,804	10,259,799	9,824,818

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	19.00%	9.55%	49.66%	23.28%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s Bullion. Prior to May 23, 2024, JPMorgan Chase Bank N.A. (“JPMorgan”) served as custodian of the Trust’s Bullion. The Trust’s Bullion may also be held by a sub-custodian selected by the Custodian to hold the Trust’s Bullion on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2025, all of the Trust’s gold, palladium and platinum was held at ICBC. At September 30, 2025, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2025	December 31, 2024

Level 1
Investment in Bullion	$1,811,210	$1,040,489

There were no transfers between levels during the nine months ended September 30, 2025 or the year ended December 31, 2024.

2.3.	Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within two business days of the trade date. At September 30, 2025, the Trust had $36,861,836 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares. At December 31, 2024, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2025 or December 31, 2024.

2.6.	Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and nine months ended September 30, 2025 and 2024 are set out below:

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended September 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	286,428.0	57,285.6	38,190.4	10,502,360.0	10,884,264.0
Creations	17,147.9	3,429.6	2,286.4	628,755.1	651,619.0
Redemptions	—	—	—	—	—
Transfers of Bullion to pay expenses	(436.9)	(87.4)	(58.3)	(16,019.2)	(16,601.8)
Closing balance	303,139.0	60,627.8	40,418.5	11,115,095.9	11,519,281.2

Investment in Bullion
Opening balance	$941,618	$64,962	$51,557	$377,822	$1,435,959
Creations	60,368	4,081	3,191	25,392	93,032
Redemptions	—	—	—	—	—
Realized gain on Bullion distributed for the redemption of Shares	—	—	—	—	—
Transfers of Bullion to pay expenses	(1,463)	(99)	(79)	(596)	(2,237)
Realized gain / (loss) on Bullion transferred to pay expenses	662	(45)	18	220	855
Change in unrealized gain on investment in Bullion	158,412	5,976	8,811	110,402	283,601
Closing balance	$1,159,597	$74,875	$63,498	$513,240	$1,811,210

	Three Months Ended September 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	265,352.8	53,070.4	35,380.2	9,729,564.7	10,083,368.1
Creations	2,071.0	414.2	276.2	75,936.0	78,697.4
Redemptions	(5,522.1)	(1,104.4)	(736.3)	(202,475.9)	(209,838.7)
Transfers of Bullion to pay expenses	(400.0)	(80.1)	(53.3)	(14,670.2)	(15,203.6)
Closing balance	261,501.7	52,300.1	34,866.8	9,588,354.6	9,937,023.2

Investment in Bullion
Opening balance	$618,511	$51,584	$35,805	$285,757	$991,657
Creations	5,024	383	269	2,169	7,845
Redemptions	(13,233)	(945)	(670)	(5,480)	(20,328)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,187	(1,008)	(88)	1,065	4,156
Transfers of Bullion to pay expenses	(949)	(80)	(54)	(434)	(1,517)
Realized gain / (loss) on Bullion transferred to pay expenses	294	(60)	(2)	114	346
Change in unrealized gain / (loss) on investment in Bullion	73,902	2,322	(916)	14,767	90,075
Closing balance	$687,736	$52,196	$34,344	$297,958	$1,072,234

	Nine Months Ended September 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	261,800.3	52,359.8	34,906.6	9,599,303.3	9,948,370.0
Creations	51,528.1	10,305.6	6,870.4	1,889,363.3	1,958,367.4
Redemptions	(8,934.0)	(1,786.8)	(1,191.2)	(327,579.1)	(339,491.1)
Transfers of Bullion to pay expenses	(1,255.4)	(250.8)	(167.3)	(45,991.6)	(47,665.1)
Closing balance	303,139.0	60,627.8	40,418.5	11,115,095.9	11,519,281.2

Investment in Bullion
Opening balance	$683,521	$47,595	$31,905	$277,468	$1,040,489
Creations	164,744	10,726	7,837	66,811	250,118
Redemptions	(28,504)	(1,705)	(1,169)	(10,549)	(41,927)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	12,709	(1,308)	(52)	3,058	14,407
Transfers of Bullion to pay expenses	(3,889)	(253)	(183)	(1,538)	(5,863)
Realized gain / (loss) on Bullion transferred to pay expenses	1,681	(172)	11	489	2,009
Change in unrealized gain on investment in Bullion	329,335	19,992	25,149	177,501	551,977
Closing balance	$1,159,597	$74,875	$63,498	$513,240	$1,811,210

	Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	289,717.8	57,943.6	38,629.0	10,622,986.0	11,009,276.4
Creations	3,454.3	690.9	460.6	126,658.3	131,264.1
Redemptions	(30,427.5)	(6,085.5)	(4,057.0)	(1,115,673.5)	(1,156,243.5)
Transfers of Bullion to pay expenses	(1,242.9)	(248.9)	(165.8)	(45,616.2)	(47,273.8)
Closing balance	261,501.7	52,300.1	34,866.8	9,588,354.6	9,937,023.2

Investment in Bullion
Opening balance	$602,149	$65,824	$38,629	$252,721	$959,323
Creations	8,197	666	441	3,538	12,842
Redemptions	(66,975)	(5,725)	(3,781)	(28,688)	(105,169)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	17,332	(5,076)	(402)	4,422	16,276
Transfers of Bullion to pay expenses	(2,790)	(244)	(158)	(1,203)	(4,395)
Realized gain / (loss) on Bullion transferred to pay expenses	760	(197)	(13)	210	760
Change in unrealized gain / (loss) on investment in Bullion	129,063	(3,052)	(372)	66,958	192,597
Closing balance	$687,736	$52,196	$34,344	$297,958	$1,072,234

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

For the three months ended September 30, 2025 and 2024, the Sponsor’s Fee was $2,415,371 and $1,556,293, respectively. For the nine months ended September 30, 2025 and 2024, the Sponsor’s Fee was $6,210,566 and $4,431,603, respectively.

At September 30, 2025 and at December 31, 2024, the fees payable to the Sponsor were $884,390 and $535,618, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2025 and 2024.

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

Realized gains and losses result from the transfer of Bullion for Share redemptions and/or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of Bullion transferred.

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

Shares of the Trust trade on the NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GLTR”.

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

Once the value of gold, silver, platinum and palladium has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place that are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the Bullion and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

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

The Quarter Ended September 30, 2025

The Trust’s NAV increased from $1,435,254,157 at June 30, 2025 to $1,847,187,378 at September 30, 2025, a 28.70% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 19.18% from $150.40 at June 30, 2025 to $179.24 at September 30, 2025 and an increase in outstanding Shares, which rose from 10,425,000 Shares at June 30, 2025 to 11,275,000 Shares at September 30, 2025, as a result of 850,000 Shares (34 Baskets) being created. There were no Shares redeemed during the quarter ended September 31, 2025.

The NAV per Share increased 19.00% from $137.67 at June 30, 2025 to $163.83 at September 30, 2025. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $2,415,372 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $164.84 at September 29, 2025 was the highest during the quarter, compared with a low of $138.46 at July 31, 2025.

The increase in net assets from operations for the quarter ended September 30, 2025 was $282,040,957 resulting from a realized gain of $855,111 on the transfer of Bullion to pay expenses, and an increase in unrealized gain on investment in Bullion of $283,601,217, offset by the Sponsor’s Fee of $2,415,371. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2025.

The Nine Months Ended September 30, 2025

The Trust’s NAV increased from $1,039,953,142 at December 31, 2024 to $1,847,187,378 at September 30, 2025, a 77.62% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 50.33% from $119.23 at December 31, 2024 to $179.24 at September 30, 2025 and an increase in outstanding Shares, which rose from 9,500,000 Shares at December 31, 2024 to 11,275,000 Shares at September 30, 2025, as a result of 2,100,000 Shares (84 Baskets) being created and 325,000 Shares (13 Baskets) being redeemed for the period.

The NAV per Share increased 49.66% from $109.47 at December 31, 2024 to $163.83 at September 30, 2025. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $6,210,566 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $164.84 at September 29, 2025 was the highest during the period, compared with a low of $109.47 at January 1, 2025.

The increase in net assets from operations for the period ended September 30, 2025 was $562,182,775 resulting from a realized gain of $2,008,757 on the transfer of Bullion to pay expenses, a realized gain of $14,407,454 on Bullion distributed for the redemption of Shares and an increase in unrealized gain on investment in Bullion of $551,977,130, offset by the Sponsor’s Fee of $6,210,566. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2025.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2025:

34 Baskets were created.

0 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Palladium	Platinum	Silver
July 2025	—	—	—	—	—	—
August 2025	—	—	—	—	—	—
September 2025	—	—	—	—	—	—
	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Precious Metals Basket ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 7, 2025	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.