Form 10-K
period 2025-12-31
abrdn Precious Metals Basket ETF Trust
filed 2026-03-02
CIK 1483386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________________to___________________

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2025 as reported by the NYSE Arca, Inc. on that date: $1,440,213,750.

As of February 26, 2026, abrdn Precious Metals Basket ETF Trust had 13,500,000.00 abrdn Physical Precious Metals Basket Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Precious Metals Basket ETF Trust (the “Trust”) is to own, in an agreed proportion, gold, silver, platinum and palladium (collectively, “Bullion”) transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of Bullion. The Trust was formed on October 18, 2010 when an initial deposit of Bullion was made in exchange for the issuance of two Baskets (at the time of the initial deposit, a “Basket” consisted of 50,000 Shares; effective June 18, 2024, the number of Shares comprising a Basket was reduced to 25,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is ICBC Standard Bank Plc (the “Custodian” or “ICBC”) (the “Custodian”).

The Trust’s Shares at redeemable value increased from $1,039,953,142 at December 31, 2024 to $2,577,422,977 at December 31, 2025, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 9,500,000 Shares at December 31, 2024 to 12,500,000 Shares at December 31, 2025.

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics provided by the World Gold Council, as of Q4 2025, central banks are estimated to hold approximately 36,492 tonnes (“tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves.

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

World Gold Supply and Demand 2015-2024 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2015 to 2024 and is based on information reported by the World Gold Council. Information for the calendar year ended 2025 is not available as of the date of this report.

(tonnes)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Supply
Mine production	3,362	3,516	3,581	3,658	3,606	3,483	3,579	3,645	3,641	3,645
Net producer hedging	13	38	(26)	(12)	6	(37)	(5)	(7)	69	(54)
Recycled gold	1,067	1,232	1,112	1,132	1,276	1,293	1,136	1,136	1,234	1,366
Total supply	4,442	4,786	4,667	4,778	4,888	4,739	4,710	4,775	4,944	4,957

Demand
Jewellery fabrication	2,479	2,023	2,267	2,298	2,162	1,332	2,252	2,208	2,208	2,027
Jewellery consumption	2,459	2,108	2,250	2,263	2,142	1,405	2,177	2,095	2,109	1,888
Jewellery inventory	20	(85)	17	34	20	(73)	75	114	99	139
Technology	338	329	339	342	333	309	337	315	305	326
Electronics	268	262	272	275	269	255	279	258	249	271
Other Industrial	51	50	51	52	50	42	47	47	47	47
Dentistry	19	18	16	15	14	12	11	10	9	9
Investment	964	1,622	1,322	1,167	1,282	1,805	1,007	1,125	951	1,181
Total bar and coin	1,087	1,079	1,051	1,097	878	913	1,196	1,235	1,195	1,187
Bars	787	803	787	782	590	553	826	814	787	863
Official Coins	224	208	188	242	221	290	284	321	293	199
Medals/Imitation Coins	76	68	76	73	67	70	86	100	115	126
ETFs & similar products	(124)	543	271	70	404	893	(189)	(110)	(244)	(6)
Central banks & other inst.	580	395	379	656	605	255	450	1,080	1,051	1,089
Gold demand	4,360	4,370	4,307	4,463	4,382	3,701	4,047	4,729	4,515	4,623
OTC and other*	82	416	360	316	506	1,038	663	46	429	334
Total demand	4,442	4,786	4,667	4,778	4,888	4,739	4,710	4,775	4,944	4,957
LBMA Gold Price (US$/oz)	1,160	1,251	1,257	1,268	1,393	1,770	1,799	1,800	1,941	2,386

Source: Metals Focus, Refinitiv GFMS, ICE Benchmark Administration, World Gold Council

*	This number captures demand in the OTC market (for which data is not readily available), changes to inventories on commodity exchanges, any unobserved changes in fabrication inventories and any statistical residual. It is the difference between total supply and gold demand.

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 1.09% per annum. Of the three sources of supply, mine production accounts for 73.5% in 2024. Recycled gold volumes have ranged from 1,067 tonnes to 1,366 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand, accounting for 43.8% of total demand in 2024. Industrial demand has fluctuated between 6.7% and 8.3% of total demand over the past 10 years. Exchange traded product inventory build was positive each year from 2016 to 2020, averaging 8% of total demand and peaking at 24.1% in 2020, but experienced net outflows on average of -3.1% from 2021 to 2024. Coin and bar demand fell to a 10-year low in 2019 but has since averaged 26.5% of total demand from 2020 to 2024. Demand from Central Banks and other institutions fluctuated between 8.8% and 14.7% from 2015 to 2019, before reaching a low of 6.9% in 2020. However, that figure has increased in each of the last three years, reaching a high of 23.6% in 2024.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2015 to December 31, 2025.

Source: Bloomberg, Aberdeen Chart data from 12/31/2015 to 12/31/2025. Spot Gold Price = GOLDLNPM Index.

The price of gold tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The price of gold peaked at $1,943.20 per ounce in January 2021 as the uncertainties regarding the pandemic drove prices higher. 2021 proved to be a volatile year for gold as major market events and continued pandemic uncertainty, coupled with new variants, allowed gold to remain in the investment picture during the year. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2020. Continued low real interest rates, tepid economic growth, and concerns regarding the recovery of the pandemic were key tailwinds for gold that sparked a return of investor interest. 2022 proved to be another volatile year for gold as the price climbed as high as $2,039.05 per ounce in the weeks following Russia’s invasion of Ukraine. Aggressive interest rate hikes by the U.S. Federal Reserve combined with a firming US Dollar led ETF holders to liquidate as the price of gold dropped as low as $1,628.75 per ounce on November 3, 2022. However, increased demand from central banks, along with the weakening of the U.S. Dollar, sparked a Q4 rally that saw the price of gold climb to $1,813.75 per ounce to close 2022.

Similarly in 2023, economic and geopolitical factors continued to drive volatility in the price of gold over the course of the year. While the central bank demand that sparked a fourth quarter rally remained strong throughout the year, a weaker US Dollar and a drop in US 10-Year Treasury Yields caused the price of gold to reach $1,932.45 per ounce on January 26, 2023. However, the disappointing Chinese economic recovery drove the price lower, before the U.S. banking crisis increased the likelihood of U.S. policy rate cuts and investors turned to gold in anticipation of lower interest rates. However, the subsequent interest rate hike by the U.S. Federal Reserve in May contributed to the price of gold falling further. During the third quarter the price of gold continued to fluctuate as a weaker dollar and central bank purchasing provided support before the U.S. Federal Reserve’s final interest rate hike of the year increased the probability of a policy rate mistake given mixed economic news leading the price to close as low as $1,870.50 per ounce on September 29, 2023. The spot price of gold continued to fall at the start of the fourth quarter before the U.S. Treasury shifted issuance to short duration bonds, lowering 10-year yields. While treasury market yields moved lower, removing the risk of excessive policy rate tightening, tensions in the Middle East increased with the attacks by Hamas on Israeli targets and civilians escalating the ongoing conflict between the two entities, driving the spot price higher. The spot price of gold gave back some of its gains over the first half of November before speculation of potential interest rate cuts in the U.S. and Chinese economic stimulus drove the spot price of gold to an all-time high of $2,078.40 per ounce on December 28, 2023.

In 2024, the spot price of gold was relatively flat to start the year as metals investors focused on hopes of economic stimulus out of China making a meaningful rise in demand in more cyclically exposed metals like copper and silver. This led to a continuation of the sharp reduction in gold owned by ETF investors into March, which moderated into June as it became clear the U.S Federal Reserve was going to need to cut interest rates in the Autumn. From July to October these investors added to positions helping support gold prices as central bank purchases continued albeit without the People’s Bank of China which halted purchases between June and October. The primary motivator for central bank purchases of gold are as a foreign exchange reserves diversifier away from U.S dollars and Treasuries at the margin. The Council on Foreign Relations notes a primary risk to emerging market economies comes from sanctions, tariffs and U.S. Dollar trading system bans on behest of western economies. We view the addition of gold to foreign reserves as the actions of a prudent investor diversifying risk, not as an indication of the imminent loss of global reserve currency status for the U.S. dollar. That said, results of the U.S. election raised the prospects of sanctions, and tariffs and thus the motivation of central banks to continue reserve diversification with gold purchases.

The threat of tariffs and sanctions were very much in focus at the start of 2025, with the market narrative that blanket U.S. tariffs could potentially cause a recession that would require aggressive interest rate cuts, driving interest in exchange-traded funds (ETFs), while the spot climbed to $3,115.1 per ounce to end the first quarter. Despite the increase in the spot price, the magnitude of U.S. tariffs at the start of April continued to support demand from central banks moving to diversify their foreign exchange reserves away from U.S. dollars and treasuries, which can become illiquid in the event of tariffs or sanctions. Further, Chinese insurance companies were given the option to own gold, and several joined the Shanghai Gold Exchange as members. Those holdings would be longer-term based and early signs indicated an uptick in gold demand from that sector, which provided an additional tailwind to the spot price. However, in May, progress on trade deal frameworks with a number of countries, as well as a Federal Reserve which seemed hesitant to cut rates, sent the spot price of gold into a tighter range of trading where it would remain until the end of August. Following U.S. employment numbers that were revised dramatically lower, it became clear the Federal Reserve would need to cut in September, driving investment demand for gold higher. The combination of investor demand and central bank demand created a powerful rally into the end of September. Following a 10% selloff in October, gold experienced a sustained rally into year-end that saw the spot price close out the year up 65% at $4,307.95 per ounce.

The Silver Industry

Market Participants

The participants in the world silver market may be classified in the following sectors: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector. A brief description of each follows.

Mining and Producer Sector

This group includes mining companies that specialize in silver and silver production, mining companies that produce silver as a by-product of other production (such as a copper or gold producer), scrap merchants and recyclers. According to The Silver Institute’s World Silver Survey 2025, the top 20 producing countries are set forth in the table below. As the World Silver Survey 2025 was published in April 2025, information for 2025 is not available as of the date of this report.

In million ounces	2023	2024	Y/Y
Mexico	181.9	185.7	2%
China	111.6	110.1	-1%
Peru	108.9	108.0	-1%
Bolivia	43.2	47.8	11%
Chile	52.0	43.2	-17%
Poland	42.5	42.5	0%
Russia	38.3	41.0	7%
Australia	32.7	38.8	19%
United States	33.1	36.2	10%
Argentina	26.0	24.9	-4%
India	23.8	22.5	-5%
Kazakhstan	16.4	16.1	-2%
Sweden	12.6	11.6	-8%
Indonesia	10.9	11.5	5%
Canada	7.1	9.5	33%
Morocco	8.9	8.6	-4%
Uzbekistan	7.1	7.8	9%
Papua New Guinea	4.3	4.2	-3%
Spain	3.7	3.5	-5%
Portugal	3.4	3.5	3%
Others	44.4	42.8	-4%
Total	812.7	819.7	1%

Source: The Silver Institute - World Silver Survey 2025 (Metals Focus)

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank for International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset.

Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2025, the identifiable silver bullion inventories are as set forth in the table below. As the World Silver Survey 2025 was published in April 2025, information for 2025 is not available as of the date of this report.

Identifiable Silver Bullion Inventories*

Million ounces	2022	2023	2024	Y/Y
London Vaults	840.9	856.2	827.5	-3%
COMEX	299.0	277.9	318.6	15%
Shanghai Futures Exchange (SHFE)	69.2	38.2	43.9	15%
Shanghai Gold Exchange (SGE)	69.0	46.5	40.5	-13%
Other	7.4	4.1	8.6	109%
Total	1,285.5	1,229.9	1,239.2	1%

*Year-end; Source: The Silver Institute - World Silver Survey 2025 (Metals Focus, LBMA, CME, SGE, SHFE, MCX & OSE)

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

World Silver Supply and Demand 2016-2025

The following table sets forth a summary of the world silver supply and demand for the period from 2016 to 2025 and is based on information reported by the World Silver Survey 2025, published by The Silver Institute. As the World Silver Survey 2025 was published in April 2025, the table below includes forecasted information for 2025 as of the date of publication. As of the date of this report, final figures (i.e., non-forecasted) for 2025 are not yet available.

											Year on Year
(in millions of ounces)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025F*	2024	2025F*
Supply
Mine Production	900.1	863.9	850.8	837.4	783.8	830.8	839.4	812.7	819.7	835.0	1%	2%
Recycling	156.3	160.2	162.3	163.8	180.5	190.7	193.5	183.5	193.9	193.2	6%	-0.4%
Net Hedging Supply	—	—	—	13.9	8.5	—	—	—	—	0.9	na	na
Net Official Sector Sales	1.1	1.0	1.2	1.0	1.2	1.5	1.7	1.6	1.5	1.5	-9%	4%
Total Supply	1,057.4	1,025.1	1,014.3	1,016.2	974.0	1,023.1	1,034.6	997.8	1,015.1	1,030.6	2%	2%

Demand
Industrial	491.0	528.0	525.8	525.4	511.9	564.1	592.3	657.1	680.5	677.4	4%	-0.5%
Electrical & Electronics	309.0	339.1	330.4	326.6	321.4	350.7	370.7	444.4	460.5	465.6	4%	1%
…of which photovoltaics	81.6	99.3	87.0	74.9	82.8	88.9	118.1	192.7	197.6	195.7	3%	-1%
Brazing Alloys & Solders	49.1	50.9	52.0	52.4	47.5	50.5	49.2	50.2	51.6	52.9	3%	3%
Other Industrials	132.9	138.0	143.5	146.4	142.9	162.9	172.4	162.6	168.4	158.9	4%	-6%
Photography	34.7	32.4	31.4	30.7	26.9	27.7	27.7	27.3	25.5	24.2	-7%	-5%
Jewelry	189.1	196.2	203.2	201.6	150.9	182.0	234.5	203.1	208.7	196.2	3%	-6%
Silverware	53.5	59.4	67.1	61.3	31.2	40.7	73.5	55.1	54.2	46.0	-2%	-15%
Net Physical Investment	212.9	155.8	165.9	187.4	208.1	284.3	338.3	244.3	190.9	204.4	-22%	7%
Net Hedging Demand	12.0	1.1	7.4	—	—	3.5	17.9	11.5	4.3	—	-62%	na
Total Demand	993.3	972.9	1,008.8	1,006.4	929.0	1,102.4	1,284.2	1,198.5	1,164.1	1,148.3	-3%	-1%

Market Balance	64.1	52.2	13.5	9.8	45.1	(79.3)	(249.6)	(200.6)	(148.9)	(117.6)	-26%	-21%
Net Investment in ETPS	53.9	7.2	(21.4)	83.3	331.1	64.9	(117.4)	(37.6)	61.6	70.0	na	14%
Market Balance less ETPS	10.2	45.1	34.9	(73.5)	(286.1)	(144.3)	(132.2)	(163.0)	(210.5)	(187.6)	29%	-11%
Silver Price (US$/oz, London Price)	17.1	17.1	15.7	16.2	20.6	25.1	21.7	23.4	28.3	—	21%	na

* Forecasted

Source: The Silver Institute - World Silver Survey 2025 (Metals Focus)

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

New mine production accounts for approximately 82.3% of total silver supply. Recycled silver accounts for around 17.3% of total supply.

Industrial applications and jewelry demand accounted for over 58% of total demand in 2024. Photography has been taking a lower share of overall silver demand, falling from 3.5% in 2016 to 2.2% in 2024, while photovoltaic demand has risen in recent years accounting for 17% in 2024. Net physical investment (i.e. in coins and bars) fell for a second consecutive year, accounting for 16% of demand in 2024, down from a high of 26.3% in 2022.

Historical Chart Of The Price Of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2015 to December 31, 2025 and is based on information provided by Bloomberg:

Source: Bloomberg, Aberdeen Chart data from 12/31/2015 to 12/31/2025. Spot Silver Price = SLVRLND Index.

The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which led some investors to revise their expectations of the effects of monetary expansion) were some of the drivers behind the movement fall in silver prices from 2015 to 2019. Silver reversed course in 2020, after COVID stimulus measures were announced, helping prices rise 46.75%, closing the year at $26.49 per ounce. In 2021, silver took a slight step back after its performance in 2020, as it returned -13% for the year, as silver took a backseat to riskier asset classes.

2022 was a volatile year for silver as well as other metals in the wake of Russia’s invasion of Ukraine. The invasion caused sanctions and geopolitical unrest which weighed on the economic outlook and affected the interest rate outlook. Ultimately silver finished the year at $23.95 per ounce, with a yearly performance of +2.77%.

The strong demand and reduced supply trends that were prevalent towards the end of 2022 were expected to continue in 2023. However economic and geopolitical factors including a US banking crisis drove interest rate and industrial demand volatility for the year. The price of silver ultimately ended the year at $23.79 per ounce on December 29, 2023, down -0.65% for the year, as market participants were disappointed by the lack of economic stimulus in China.

In 2024, the spot price of silver began the year on a downward trend as the economic stimulus out of China at the end of 2023 disappointed investors and had little immediate effect on the economy. The potential for U.S. interest rate cuts inspired some increased attention by investors over the summer months. The U.S. Federal Reserve’s interest rate cut provided an additional tailwind that would send the price as high as $32.48 per ounce on September 26, 2024. Headwinds grew as the US election resulted in an increased potential of tariffs that are large enough to slow Chinese economic growth. Overall, the year was marked by alternating optimism and pessimism on China’s economic activity and levels of stimulus. Additional volatility came from a disappointing energy transition in the U.S. despite an outperforming energy transition in China where silver’s use in solar panel manufacturing is a key silver demand driver.

In 2025, as the threat of extreme tariffs and sanctions came into focus, the spot price of silver finally responded to the deficit that had existed over the prior six years. That market deficit has mostly been driven by industrial demand, however investor interest in Exchange-Traded Products (ETPs) also accounted for a sizable portion of this year’s rally. In April, the US administration added silver to the draft Section 232 notice, including it as a critical mineral and fueling speculation of US tariffs, which resulted in large volumes of silver being moved from London vaults to U.S. exchange vaults to avoid any potential tariffs, with the result of tightening silver availability in London, the highest volume market. The spot price rose to $54.10 per ounce on October 17, 2025. Following a 14% selloff in October, the spot price found ongoing support from industrial demand in India and China, as the jewelry/investing sector substituted silver purchases for gold, industrial demand increased, and the Indian government approved holding both gold and silver ETPs in local pension plans. While the decision to impose tariffs on critical minerals was ultimately delayed into 2026, market speculation and investor interest in ETPs more than doubled the market deficit with large purchases throughout the year. These factors combined to support a year-end rally that drove the spot price of silver to $71.99 per ounce on December 31, 2025, an increase of 149% from the prior year end.

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

PGM mining is heavily concentrated in southern Africa (South Africa and Zimbabwe), with smaller percentages coming from the United States, Russia and other locations. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the second largest producer of platinum and palladium. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 83% of platinum supply and 77% of palladium in 2024.

Platinum

World Platinum Supply and Demand 2015-2024

The following table sets forth a summary of the world platinum supply and demand over the last 10 years (from 2015 to 2024) and is based on information reported by Johnson Matthey, PGM Market Reports (2015 – 2025). Information for the year ended 2025 is not available as of the date of this report.

(thousands of ounces)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Supply
South Africa	4,572	4,392	4,450	4,467	4,344	3,243	4,609	3,966	4,003	4,112
Russia	670	714	720	687	721	699	638	350	850	650
North America	339	370	368	370	367	334	279	280	288	267
Zimbabwe	400	489	466	474	451	482	465	488	515	507
Others	158	162	157	152	154	205	222	157	154	187
Total primary supply	6,139	6,127	6,161	6,150	6,037	4,963	6,213	5,241	5,810	5,723

Recycling
Autocatalyst	1,136	1,132	1,249	1,332	1,389	1,154	1,230	1,201	1,074	1,084
Electrical	30	32	35	38	40	41	49	48	48	56
Jewellery	574	738	746	699	663	506	366	273	226	232
Total secondary supply	1,740	1,902	2,030	2,069	2,092	1,701	1,645	1,522	1,348	1,372

Total combined supply	7,879	8,029	8,191	8,219	8,129	6,664	7,858	6,763	7,158	7,095

Demand by Application
Auto	3,273	3,339	3,061	2,815	2,589	2,024	2,410	2,743	3,353	3,410
Chemical	502	477	453	654	662	614	675	701	649	631
Dental & Biomedical	215	218	238	241	254	214	220	249	266	273
Electrical & Electronics	228	232	224	228	216	226	262	241	206	245
Glass	227	247	314	501	490	518	786	875	782	446
Investment	451	620	361	67	1,131	1,049	(1)	(475)	179	525
Jewellery	2,746	2,413	2,385	2,258	2,073	1,657	1,468	1,401	1,372	1,375
Petroleum	140	186	228	380	262	286	222	241	160	144
Pollution Control	—	—	184	193	190	165	187	221	274	269
Other	494	535	530	531	542	417	444	483	550	551
Total demand	8,276	8,267	7,978	7,868	8,409	7,170	6,673	6,680	7,791	7,869

Movements in Stocks	(397)	(238)	213	351	(280)	(506)	1,185	83	(633)	(774)

Source: Johnson Matthey PGM Market Reports (2015 – 2025)

1	Primary supply: Supply figures represent sales of primary PGM by producers and are allocated to the region where mining took place, rather than the region of subsequent processing.

2	Secondary supply: Secondary supply is the quantity of metal recovered from open-loop recycling (i.e. where the original purchaser does not retain ownership of the PGM). Outside the automotive, jewelry and electronics markets, open-loop recycling is negligible.

3	Automotive recycling represents the weight of metal recovered from end-of-life vehicles and aftermarket scrap. It does not include warranty or production scrap.

4	Demand: Demand figures for any given application represent the sum of industry demand for new metal in that application, net of any closed-loop recycling (i.e. where industry participants retain ownership of the metal: an example would be recycling of spent chemical catalysts where the metal is retained to be used on fresh catalyst that replaces the spent charge).

5	Automotive demand is allocated to the region where the vehicle is manufactured and is accounted for at the time of vehicle production. It includes emissions catalysts on vehicles, motorcycles and three-wheelers, as well as fuel cell vehicles. Non-road mobile machinery is counted as industrial demand, in the pollution control category.

6	Jewelry demand is allocated to the region where the finished jewelry is manufactured, not sold.

7	Movements in stocks: This figure gives the overall market balance in any one year and reflects the extent of stocks that must be mobilized to balance the market in that year. It is thus a proxy for changes in stocks held by fabricators, dealers, banks and depositories, but excludes stocks held by primary and secondary refiners and final consumers. A positive figure (market surplus) thus reflects an increase in global market stocks. A negative value (market deficit) indicates a decrease in global market stocks.

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing approximately 72% of total mine supply over the past 10 years (2015-2024). Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 11.4% of total mine supply over the past ten years ended 2024. Scrap supply from recycling of autocatalyst and other sources have accounted for about 22.9% of total supply over the last 10 years.

Over the ten years ended December 2024, jewelry demand for platinum peaked at approximately 33% of total demand in 2015. Jewelry demand has since declined to 17% of total demand in 2024, following a consistent downward trend. Automotive demand for platinum, which accounted for around 40% of total demand at the end of 2015, has increased to roughly 43% of total demand as of the end of 2024. Following two consecutive years of growth, investment demand fell from a high of 15% in 2020 into negative territory in 2022 at (7%) but improved to 7% in 2024. Pollution control demand, which captures the production demand of non-road vehicles such as agricultural equipment and industrial machinery as well as small engines and stationary source emissions controls in factories that use technology that is similar to autocatalysts, decreased to 3% in 2024 after increasing to 4% of total demand in 2023.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2015 to December 31, 2025 and is based on information provided by Bloomberg:

Source: Bloomberg, Aberdeen Chart data from 12/31/2015 to 12/31/2025. Spot Platinum Price = PLTMLNPM Index.

Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency, the South African Rand, weighed on platinum prices throughout 2017, and platinum continued to fall in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply. Platinum prices bounced back, rising 19.9% to $952 per ounce at the end of 2019. After seeing the price fall as low as $593 per ounce on March 19, 2020, platinum rebounded from pandemic lows and finished the year at $1,068 per ounce. The steep climb in palladium price led some investors to conclude that platinum appeared under-valued, in view of its potential to substitute for palladium in automotive applications in the future. Additionally, the outlook for mining in South Africa was increasingly uncertain, with producers facing steep increases in electricity prices, periodic disruption to power supplies and a risk of industrial action during anticipated wage negotiations. In 2021, platinum took a back seat to risky assets, similarly to other precious metals, as it returned -10% (as of December 31, 2021). Follow through from auto production disruptions during the pandemic were a major contributor to the price performance in 2021. The price of platinum reached as high as $1,151 per ounce on March 8, 2022, as Russia’s invasion of Ukraine and the threat of sanctions on Russian exports, including platinum, pushed prices higher. However, while other precious metals (gold, silver, palladium) saw prices fluctuate throughout the year, platinum’s volatility was much more pronounced within the first quarter of 2022, as the price fell roughly 15% by March 31, 2022, to close the first quarter at $983 per ounce. Aggressive interest rate hikes by the U.S. Federal Reserve, a strong U.S. Dollar and risks of diminishing global economic growth exerted additional pressure on prices, as the price of platinum fell as low as $831 per ounce on July 14, 2022. Through the end of 2022, increasing autocatalyst demand and a growing substitution of platinum for palladium contributed to ongoing physical market tightness, despite a global surplus, which saw the price of platinum increase roughly 24% from July 14, 2022 through December 31, 2022 to $1,031 per ounce.

In 2023, a decrease in platinum production in South Africa, the world’s leading producer, continued to impact global supply (see “World Platinum Supply and Demand in 2023” above for additional discussion). While industry analysis groups saw potential for a nearly 1-million-ounce deficit in platinum in 2023, the price performance did not reflect this sentiment over the course of the year as the market remained well supplied, pulling from existing above ground stockpiles. Despite a positive outlook at the beginning of the year, fueled by China’s loosening of Covid-related restrictions, that drove the price as high as $1,128 per ounce on April 21, 2023, the Chinese economic rebound disappointed investors and led the price of platinum to fall as low as $850 per ounce on November 13, 2023. While an end-of-year rally saw the price of platinum increase roughly 18% off the yearly low to $1,000 per ounce, platinum ended the year approximately 3% below its 2022 closing price.

In 2024, mining production in South Africa continued to impact global supply, as the country experienced some remaining power supply disruptions, although at a far lower pace than in 2023. Coupled with political instability, inflation and volatile market prices, which compressed profit margins and subsequently led to a decrease in expected supply from the world’s leading producer. As a result, platinum markets remained volatile throughout the year while prices did not respond to the existing supply side deficit as above ground stocks were being worked through. An increase in expected automotive demand provided some tailwinds during the first half of the year that sent the spot price of platinum as high as $1,065 per ounce on May 17, 2024. However, the lackluster Chinese economic rebound and disappointing level of stimulus turned to headwinds as the price retreated to $910 per ounce. The risk of additional sanctions on Russian metal exports in October provided some temporary price support, however market fears over supply restrictions quickly dissipated, and prices retreated once more. Headwinds grew as the US election resulted in an increased potential of tariffs that are large enough to slow global economic growth and the spot price of platinum ended the year down -8.6%, at $914 per ounce.

In 2025, platinum experienced its strongest rally in years as persistent supply deficits, elevated trading activity and geopolitical tensions drove prices sharply higher. While tightening emission standards in China and India supported Industrial Demand from the automotive industry, the larger trend this year has been from Chinese jewelry demand. The Chinese and Indian public are significant gold buyers; however, they are price sensitive and given capital restrictions, jewelry in China is also an investment - and not just jewelry. During London Platinum Week, in mid-May, compelling evidence emerged that the Chinese consumer had begun to revert to platinum jewelry from gold and the spot price of Platinum subsequently rallied from $986 per ounce on May 16, 2025, to $1474 per ounce on July 18, 2025. Platinum traded in a tighter range between July and mid-September, before U.S. tariff uncertainty and heavy buying from China and the U.S. amplified market tightness, driving the price into a range of $1,500 - $1,600 per ounce, where it would remain towards the end of November. However, on November 27th, 2025, the Guangzhou Futures Exchange launched a new futures contract on Platinum, further boosting optimism about Chinese demand. Speculative positioning intensified through the end of the year, sending prices to a 17 year high and lifting platinum to $2,226 per ounce before ending the year at $2,027 on December 31, 2025 (+121.8%).

Palladium

World Palladium Supply and Demand 2015-2024

The following table sets forth a summary of the world palladium supply and demand for the period from 2015 to 2024 and is based on information reported by Johnson Matthey, PGM Market Report. Information for the year ended 2025 is not available as of the date of this report.

(thousands of ounces)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Supply
South Africa	2,683	2,570	2,547	2,543	2,571	1,975	2,645	2,288	2,360	2,420
Russia	2,434	2,781	2,452	2,976	2,987	2,636	2,689	2,200	2,700	2,750
North America	874	917	956	1,035	1,042	990	908	832	863	814
Zimbabwe	320	396	386	393	379	410	392	409	427	419
Others	144	129	131	135	140	185	212	235	247	251
Total Supply	6,455	6,793	6,472	7,082	7,119	6,196	6,846	5,964	6,597	6,654

Secondary supply
Automotive	1,952	1,986	2,357	2,624	2,916	2,689	2,886	2,790	2,389	2,449
Electronics/other	475	481	479	475	477	430	444	457	466	481
Jewellery	46	21	21	12	12	9	9	10	10	10
Total secondary supply	2,473	2,488	2,857	3,111	3,405	3,128	3,339	3,257	2,865	2,940

Total combined supply	8,928	9,281	9,329	10,193	10,524	9,324	10,185	9,221	9,462	9,594

Demand by Application
Auto	7,657	8,019	8,423	8,837	9,675	8,534	8,452	8,413	8,767	8,313
Chemical	449	419	435	605	530	498	593	602	539	546
Dental & Biomedical	474	435	398	364	320	228	208	189	192	177
Electrical & Electronics	903	872	844	768	711	636	649	547	516	535
Investment	(659)	(646)	(386)	(574)	(87)	(190)	17	(109)	61	229
Jewellery	220	189	167	148	128	85	88	87	87	85
Pollution Control	56	71	78	86	88	75	92	102	123	124
Other	104	114	91	117	120	93	96	82	85	86
Total Demand	9,204	9,473	10,050	10,351	11,485	9,959	10,195	9,913	10,370	10,095

Movements in stocks	(276)	(192)	(721)	(158)	(961)	(635)	(10)	(692)	(908)	(501)

Source: Johnson Matthey PGM Market Reports (2015 – 2025).

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 40% of supply over the past 10 years. South Africa has, on average, supplied approximately 37% of production over the past 10 years. In 2024, Russia provided 41.3% of mine supplies, while South Africa produced 36.4%. North America contributed approximately 13.9% of mine supply in 2024. Scrap supply, from recycling of autocatalyst and other sources, accounted for roughly 30.6% of total supply in 2024 in line with the value from 2023.

Autocatalysts continue to be the largest component of palladium demand, averaging 84.2% of total demand from 2015 to 2024, compared to 83.2% in 2015. Jewelry demand for palladium has tapered off considerably over the last 10 years, contributing only 0.8% of total demand in 2024, down from a high of 2.4% in 2015. Other industrial demand (chemical, dental and electrical) has fallen from 19.8% of total demand in 2015 to 12.5% of total demand in 2024. Since 2015, pollution control demand has increased from 0.6% to 1.2% of total demand. Pollution control demand captures the production demand for emissions control in non-automotive applications.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2015 to December 31, 2025 and is based on information provided by Bloomberg:

Source: Bloomberg, Aberdeen Chart data from 12/31/2015 to 12/31/2025. Spot Palladium Price = PLDMLNPM Index.

The strong rally in 2014 palladium prices was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was then the top performer of the precious metals complex for 3 consecutive years from 2017 to 2019, where it rose nearly 182% from $676 per troy ounce on December 31, 2016 to $1,905 per troy ounce on December 31, 2019. The price of palladium reached an all-time high of $2,781/oz on February 19, 2020, before closing out the year at a price of $2,342/oz on December 31, 2020. Similar to other precious metals, palladium took a step back in 2021 as it returned -16% (as of December 31, 2021). A decline in autocatalyst demand due to the pandemic was a big reason for the negative performance seen during the year.

The price of palladium reached a record high of $3,015 per ounce on March 7, 2022, as Russian’s invasion of Ukraine infused uncertainty into global markets and created additional price pressure that pushed the price of palladium nearly 53% above its 2021 close. While each of the precious metals (gold, silver, platinum) saw prices fluctuate throughout the year, the price of palladium showed greater correlation with the price of Platinum during the first quarter. The price of palladium fell by roughly 25% between March 8th and March 31st, ending the first quarter at a price of $2,259 per ounce. On June 14th, 2022, the price of palladium fell as low as $1,810 per ounce, as aggressive interest rate policies from the U.S. Federal Reserve drove the U.S. Dollar higher. Contrary to the other three precious metals, the price of palladium increased as high as $2,315 per ounce on October 4th, 2022, as supplies were further constrained by operational challenges in South African and North American mines, as well as a weaker automotive recycling market. Throughout the year, tailwinds from supply disruptions were countered by weaker automotive and investment demand, higher interest rates and the risk of a potential recession. As a result, while the other three precious metals rallied to end the year, the price of palladium reversed course during the fourth quarter to end the year at $1,775 per ounce, down 10% from the end of 2021.

In 2023, palladium production in Russia and South Africa continued to impact global supply. Russian production was relatively flat compared to 2020 and 2021, however sanctions imposed in 2022 constrained the production capacity of Russian metals producer Nornickel, the world’s largest palladium producer. In contrast, South Africa continued to experience power supply disruptions along with rising electricity prices. Coupled with labor strikes, political instability, inflation and volatile prices, which compressed profit margins and subsequently led to a decrease in expected supply from the world’s second leading producer. However, despite the supply deficit, investors sold short a large amount of palladium that year, in hopes that electric vehicles would curtail the demand for palladium in gasoline-powered automobiles. Additionally, while a positive outlook at the beginning of the year, fueled by China’s loosening of COVID-19 related restrictions, drove the price as high as $1,628 per ounce on April 21, 2023, the Chinese economic rebound disappointed investors. As a result of these two factors, the price of palladium continued on a downward trend throughout most of the year before reaching a low of $957 per ounce on December 6, 2023. Fears of additional Russian sanctions sparked a year-end rally that saw the price climb as high as $1,221 per ounce on December 20, 2023, but the precious metal ultimately ended the year at $1,136 per ounce, 36% below its 2022 closing price.

In 2024, palladium markets continued to be volatile as the market remained net short and prices did not respond to the existing supply side deficit as the market worked through above ground stockpiles. While autocatalyst demand continued to be the largest component of palladium demand, it has not yet returned to pre-pandemic levels, and the price remained between $850 and $1,050 per ounce for much of the year. In October, the threat of potential new sanctions on Russian exports, which accounts for roughly 40% of new mined supply, sent the price as high as $1,222 per ounce on October 29, 2024, as short sellers bought long contracts to reduce their positions. However, once market fears about disruptions in supply dissipated the spot price retreated and ultimately ended the year at $909 per ounce on December 31, 2024 (-19.98%).

In 2025, palladium markets remained volatile, but benefited from a deficit-driven, supply-constrained environment that saw prices rebound off 2024 lows. While the palladium market has been in deficit of various magnitudes since 2012, this year saw a turn in the overwhelming narrative driving weak prices. Several mining companies reduced mining operations into the prior year end and U.S. government support for EV subsidies waned. Nearly 80% of palladium demand comes from the automotive sector for pollution control of internal combustion engine vehicles and hybrids. The cessation of the $7.500 EV tax credit in September accelerated automakers’ decisions to offer more fossil fuel and hybrid vehicles which use palladium for pollution control. Further, weaker than anticipated South African supply and recycling, along with revised market forecasts for 2025 and 2026, contributed to a sharp increase in the spot price of palladium that reached $1,297 per ounce on July 18, 2025, an increase of 42.7% from the end of 2024. The spot price of Palladium pulled back into a tighter range between July and the end of September before pricing became increasingly sensitive to financial flows, with futures positioning amplifying the movement in spot price driven by U.S. tariff uncertainty, South African disruptions, tighter leasing markets and strong Chinese imports. The spot price would reach as high as $1,837 per ounce, before ending the year at $1,567 per ounce on December 31, 2025 (+72.4%).

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

For platinum and palladium, five member participants of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM, are currently participating in the London Metal Exchange’s (“LME”) administration of the LBMA Platinum and Palladium prices. In January 2026, the LBMA announced that it intends to appoint ICE Benchmark Administration (“IBA”) to replace the LME as the third-party administrator of the LBMA Platinum and Palladium prices in mid-2026. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

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

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff. There are currently 15 direct gold participants (Bank of China Limited, London Branch, Citibank N.A. London Branch, Coins ‘N Things, Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, StoneX Financial Ltd., Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, Toronto Dominion Bank, and Virtu Financial Global Markets, LLC), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

There are currently thirteen direct participants who have been accredited to contribute to the LBMA Silver Price: Citibank N.A. London Branch, Coins ‘N Things Inc., DRW Investments, LLC, Goldman Sachs International plc, HSBC Bank USA NA, Jane Street Global Trading LLC, JP Morgan Chase Bank N.A London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd. and The Toronto Dominion Bank.

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

Since December 1, 2014, the LME has been administering the operation of an electronic platinum bullion price fixing system (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LBMA Price AM”) and 2:00 p.m. London time (the “LBMA Price PM”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LBMA Price PM. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the IOSCO Principles. In January 2026, the LBMA announced that it intends to appoint ICE Benchmark Administration (“IBA”) to replace the LME as the third-party administrator of the LBMA Platinum and Palladium prices in mid-2026.

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

The Sponsor’s Fee for the year ended December 31, 2025 was $9,539,023 (December 31, 2024: $6,060,263; December 31, 2023: $5,919,545).

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

The Sponsor

The Trust’s Sponsor is abrdn ETFs Sponsor LLC, a Delaware limited liability company formed on June 17, 2009.

The Sponsor’s office is located at c/o abrdn ETFs Sponsor LLC, 1900 Market Street, Suite 200, Philadelphia, PA 19103. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation. As a result of the sale, abrdn Inc. became the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of Aberdeen Group plc. (“Aberdeen”). Aberdeen has retained “abrdn” as an operational abbreviation across its subsidiary legal entities (including the Sponsor, fund names and descriptors). Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the Bullion and the records maintained by the Custodian. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of August 4, 2025 and January 5, 2026.

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

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of Bullion and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the Bullion markets. Russia is one of the world’s largest producers of gold, palladium, platinum and silver. On March 7, 2022, the LBMA suspended its accreditation of six Russian refiners of gold and silver, and, on April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LBMA and LPPM each stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Fewer suppliers to the LBMA and LPPM may lead to a lower supply of Good Delivery bars or ingots and further volatility in the price of Bullion. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. See “Overview of the Bullion Industry” for a discussion of how the Russian Bullion refiners’ accreditation has impacted the Bullion markets and how Russia’s production levels have impacted Bullion prices subsequent to the suspension.

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

Public health emergencies, such as the COVID-19 pandemic, could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store Bullion, restrictions on travel that delay or prevent the transportation of Bullion and an increase in demand for Bullion may disrupt supply chains for Bullion, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver Bullion as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

Public health emergencies could increase the Trust’s costs and affect liquidity in the market for Bullion, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for Bullion, which could adversely affect the price of the Shares.

Further, public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Gold Price PM, LBMA Silver Price, LBMA Price PM, which the Trustee uses to value the Bullion held by the Trust and calculate the net asset value of the Trust. Public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2025 and 2024:

Fiscal Year Ended December 31, 2025: Quarter Ended
	High	Low
March 31, 2025	$129.47	$111.02
June 30, 2025	$141.61	$120.00
September 30, 2025	$165.48	$127.99
December 31, 2025	$222.47	$163.71

Fiscal Year Ended December 31, 2024: Quarter Ended
	High	Low
March 31, 2024	$95.61	$85.44
June 30, 2024	$109.58	$95.86
September 30, 2024	$115.87	$101.06
December 31, 2024	$121.85	$108.76

The number of outstanding Shares of the Trust as of February 26, 2026 was 13,500,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2025	$145.97	$139.43
September 2025	$165.48	$147.41
October 2025	$188.67	$163.71
November 2025	$186.49	$168.24
December 2025	$222.47	$185.67
January 2026	$295.00	$206.64

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 25,000 Shares (effective June 18, 2024, the Trustee, in consultation with the Sponsor, has determined that the number of Shares comprising a Basket for the abrdn Precious Metals Basket ETF Trust shall be reduced from 50,000 Shares to 25,000 Shares) or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2025 and 2024:

Month	Total number of Shares redeemed	Gold	Average ounces of Bullion per Share Palladium	Platinum	Silver
January 2025	—	—	—	—	—
February 2025	—	—	—	—	—
March 2025	—	—	—	—	—
April 2025	150,000	0.027	0.005	0.004	1.008
May 2025	175,000	0.027	0.005	0.004	1.008
June 2025	—	—	—	—	—
July 2025	—	—	—	—	—
August 2025	—	—	—	—	—
September 2025	—	—	—	—	—
October 2025	—	—	—	—	—
November 2025	—	—	—	—	—
December 2025	175,000	0.027	0.005	0.004	1.004
Total	500,000

Month	Total number of Shares redeemed	Gold	Average ounces of Bullion per Share Palladium	Platinum	Silver
January 2024	100,000	0.028	0.006	0.004	1.016
February 2024	350,000	0.028	0.006	0.004	1.015
March 2024	100,000	0.028	0.006	0.004	1.015
April 2024	50,000	0.028	0.006	0.004	1.014
May 2024	150,000	0.028	0.006	0.004	1.014
June 2024	150,000	0.028	0.006	0.004	1.014
July 2024	—	—	—	—	—
August 2024	200,000	0.028	0.006	0.004	1.012
September 2024	—	—	—	—	—
October 2024	—	—	—	—	—
November 2024	—	—	—	—	—
December 2024	75,000	0.028	0.006	0.004	1.010
Total	1,175,000

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

	December 31, 2025	December 31, 2024	December 31, 2023
(Amounts in 000’s of US$)
Investment in Bullion - cost	$1,252,985	$770,093	$845,552
Unrealized gain on investment in Bullion	1,310,276	270,396	113,771
Investment in Bullion - fair value	$2,563,261	$1,040,489	$959,323

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

The Sponsor has exercised its right to visit the Custodian in order to examine the Bullion and the records maintained by the Custodian. An inspection was conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of August 4, 2025 and January 5,2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of gold, silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2025 and 2024, the Trust did not have any cash balances.

Results of Operations

Financial Highlights

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$)
Total gain/(loss) on Bullion	$1,075,773	$176,343	$33,453
Net change assets from operations	$1,066,234	$170,283	$27,533
Net cash provided by operating activities	$—	$—	$—

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

The year ended December 31, 2025

The Trust’s NAV increased from $1,039,953,142 at December 31, 2024 to $2,577,422,977 at December 31, 2025, a 147.84% increase for the year. The change in the Trust’s NAV resulted from a increase in outstanding Shares, which rose from 9,500,000 Shares at December 31, 2024 to 12,500,000 at December 31, 2025, a result of 3,500,000 Shares (140 Baskets) being created and 500,000 Shares (20 Baskets) being redeemed and the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) rose 89.50% from $119.23 at December 31, 2024 to $225.94 at December 31, 2025.

The NAV per Share increased 88.35% from $109.47 at December 31, 2024 to $206.19 at December 31, 2025. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $9,539,023 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $213.53 at December 24, 2025 was the highest during the year, compared with a low of $109.47 at January 2, 2025.

The increase in net assets from operations for the year ended December 31, 2025 was $1,066,234,670, resulting from a realized gain of $3,292,453 on Bullion transferred to pay expenses, a realized gain of $32,599,933 on Bullion distributed for the redemption of Shares, a change in unrealized gain on investment in Bullion of $1,039,881,307, offset by the Sponsor’s Fee of $9,539,023. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2025.

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

The increase in net assets from operations for the year ended December 31, 2023 was $27,533,575, resulting from a realized gain of $520,149 on Bullion transferred to pay expenses, a realized gain of $10,487,437 on Bullion distributed for the redemption of Shares, a change in unrealized gain on investment in Bullion of $22,445,534, offset by the Sponsor's Fee of $5,919,545. Other than the Sponsor's Fee, the Trust had no expenses during the year ended December 31, 2023.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2025

	Three months ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	Year ended December 31
EXPENSES
Sponsor’s Fee	$1,761	$2,034	$2,415	$3,329	$9,539
Total expenses	1,761	2,034	2,415	3,329	9,539
Net investment loss	(1,761)	(2,034)	(2,415)	(3,329)	(9,539)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	474	680	855	1,283	3,292
Realized gain / (loss) on platinum distributed for the redemption of Shares	—	14,407	—	18,193	32,600
Change in unrealized gain / (loss) on investment in platinum	193,296	75,080	283,601	487,904	1,039,881
Total gain / (loss) on investment in platinum	193,770	90,167	284,456	507,380	1,075,773

Change in net assets from operations	$192,009	$88,133	$282,041	$504,051	$1,066,234

Net increase / (decrease) in net assets per Share	$19.64	$8.55	$26.40	$42.11	$99.74

Weighted average number of Shares	9,776,667	10,309,341	10,683,424	11,968,750	10,690,548

Year Ended December 31, 2024

	Three months ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	Year ended December 31
EXPENSES
Sponsor’s Fee	$1,377	$1,499	$1,556	$1,628	$6,060
Total expenses	1,377	1,499	1,556	1,628	6,060
Net investment loss	(1,377)	(1,499)	(1,556)	(1,628)	(6,060)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	133	281	346	476	1,236
Realized gain / (loss) on platinum distributed for the redemption of Shares	4,075	8,044	4,156	2,208	18,483
Change in unrealized gain / (loss) on investment in platinum	28,725	73,798	90,075	(35,974)	156,624
Total gain / (loss) on investment in platinum	32,933	82,123	94,577	(33,920)	176,343

Change in net assets from operations	$31,556	$80,624	$93,021	$(34,918)	$170,283

Net increase / (decrease) in net assets per Share	$3.11	$(5.17)	$9.76	$10.98	$17.48

Weighted average number of Shares	10,162,637	11,334,066	9,528,804	9,504,076	9,744,194

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

Item 9B. Other Information

No officers or directors of the Trust adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1trading arrangement for the year ended December 31, 2025.

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

Sharon Ferrari – Chief Financial Officer and Treasurer

Sharon Ferrari is currently a Director, Product Management at abrdn Inc. (the parent company of the Sponser). Ms. Ferrari joined abrdn Inc. in 2008. Prior to working at abrdn Inc., Ms. Ferrari worked at Delaware Investments for about 3 years and began her career at SEI Investments. Ms. Ferrari holds a BS in Business Administration from University of Pittsburgh and a MBA from Villanova University.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Audit fees – KPMG	$80,000	$94,000
Audit related fees - KPMG	—	—
	$80,000	$94,000

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

2.  Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.  Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-164769 on October 19, 2010

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with Registration Statement 333-234723 on November 15, 2019

4.1(c)	Second Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.1(d)	Third Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10-K on February 28, 2025.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-164769 on October 19, 2010

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective October 1, 2108 incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on March 1, 2019

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 filed with the Trust’s Annual Report of Form 10-K on February 29, 2024.

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN PRECIOUS METALS BASKET ETF TRUST

Financial Statements as of December 31, 2025 Index

KPMG LLP

Suite 4000

1735 Market Street

Philadelphia, PA 19103-7501

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
abrdn Precious Metals Basket ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Precious Metals Basket ETF Trust (the Trust) including the schedules of investments, as of December 31, 2025 and December 31, 2024, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and December 31, 2024, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

KPMG LLP, a Delaware limited liability partnership, and its subsidiaries are part of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee.

Evaluation of the evidence pertaining to the existence of the bullion holdings

As presented on the December 31, 2025 schedule of investments and in Note 2.2, the fair value of the Trust's investment in bullion is $2,563,261 thousand, representing 99.46% of the Trust's net assets, and 12,933,297.0 ounces of bullion holdings. The investment in bullion was held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the bullion holdings as a critical audit matter. Given the nature and volume of the bullion holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of bullion held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust's records of bullion held to the custodian's records, (2) the approval of bullion deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust's bullion holdings performed at the custodian's locations by a third party engaged by the Trust's sponsor. We obtained a schedule directly from the custodian of the Trust's bullion holdings held by the custodian as of December 31, 2025. We compared the total ounces on such schedule to the Trust's record of bullion holdings. We also attended and observed a part of the physical counts of the Trust's bullion holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust's and custodian's records.

We have served as the Trust’s auditor since 2015.

Philadelphia, Pennsylvania
March 2, 2026

abrdn Precious Metals Basket ETF Trust

Statements of Assets and Liabilities

At December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: December 31, 2025: $743,430; December 31, 2024: $431,725)	$1,466,211	$683,521
Palladium (cost: December 31, 2025: $110,356; December 31, 2024: $92,127)	106,666	47,595
Platinum (cost: December 31, 2025: $51,184; December 31, 2024: $35,943)	91,985	31,905
Silver (cost: December 31, 2025: $348,015; December 31, 2024: $210,298)	898,399	277,468
Total investment in Bullion	2,563,261	1,040,489
Bullion receivable	15,464	—
Total assets	2,578,725	1,040,489

LIABILITIES
Fees payable to Sponsor	1,302	536
Total liabilities	1,302	536

NET ASSETS(1)	$2,577,423	$1,039,953

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at December 31, 2025 were 12,500,000 and at December 31, 2024 were 9,500,000. Net asset values per Share at December 31, 2025 and December 31, 2024 were $206.19 and $109.47, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At December 31, 2025 and 2024

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	340,349.9	$743,430	$1,466,211	56.89%
Palladium	68,070.0	110,356	106,666	4.14%
Platinum	45,380.0	51,184	91,985	3.57%
Silver	12,479,497.1	348,015	898,399	34.86%
Total investment in Bullion	12,933,297.0	$1,252,985	$2,563,261	99.46%
Other assets less liabilities			14,162	0.54%
Net Assets			$2,577,423	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	261,800.3	$431,725	$683,521	65.72%
Palladium	52,359.8	92,127	47,595	4.58%
Platinum	34,906.6	35,943	31,905	3.07%
Silver	9,599,303.3	210,298	277,468	26.68%
Total investment in Bullion	9,948,370.0	$770,093	$1,040,489	100.05%
Less liabilities			(536)	(0.05)%
Net Assets			$1,039,953	100.00%

 See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations

For the years ended December 31, 2025, 2024, and 2023

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$9,539	$6,060	$5,920
Total expenses	9,539	6,060	5,920
Net investment loss	(9,539)	(6,060)	(5,920)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	3,292	1,236	520
Realized gain on Bullion distributed for the redemption of Shares	32,600	18,483	10,488
Change in unrealized gain on investment in Bullion	1,039,881	156,624	22,446
Total gain on investment in Bullion	1,075,773	176,343	33,454

Change in net assets from operations	$1,066,234	$170,283	$27,534

Net increase in net assets per Share	$99.74	$17.48	$2.49

Weighted average number of Shares	10,690,548	9,744,194	11,065,068

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2025, 2024 and 2023

	Year Ended December 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	9,500,000	$1,039,953
Net investment loss		(9,539)
Realized gain on investment in Bullion		35,892
Change in unrealized gain on investment in Bullion		1,039,881
Creations	3,500,000	548,869
Redemptions	(500,000)	(77,633)
Closing balance at December 31, 2025	12,500,000	$2,577,423

	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	10,450,000	$958,831
Net investment loss		(6,060)
Realized gain on investment in Bullion		19,719
Change in unrealized gain on investment in Bullion		156,624
Creations	225,000	24,293
Redemptions	(1,175,000)	(113,454)
Closing balance at December 31, 2024	9,500,000	$1,039,953

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	11,350,000	$1,007,501
Net investment loss		(5,920)
Realized gain on investment in Bullion		11,008
Change in unrealized gain on investment in Bullion		22,446
Creations	800,000	71,791
Redemptions	(1,700,000)	(147,995)
Closing balance at December 31, 2023	10,450,000	$958,831

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights

For the years ended December 31, 2025, 2024 and 2023

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$109.47	$91.75	$88.77
Income from investment operations:
Net investment loss	(0.89)	(0.62)	(0.54)
Total realized and unrealized gains or losses on investment in Bullion	97.61	18.34	3.52
Change in net assets from operations	96.72	17.72	2.98

Net asset value per Share at end of period	$206.19	$109.47	$91.75

Weighted average number of Shares	10,690,548	9,744,194	11,065,068

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	88.35%	19.31%	3.36%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

1.	Organization

The abrdn Precious Metals Basket ETF Trust (the “Trust”) is a common law trust formed on October 18, 2010 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds Bullion in set ratios such that for every 0.03 ounces of gold it holds 1.1 ounces of silver, 0.004 ounces of platinum and 0.006 ounces of palladium (together, “Bullion”). The Trust issues abrdn Physical Precious Metals Basket Shares ETF (“Shares”) in minimum blocks of 25,000 Shares (also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc., which is a wholly-owned indirect subsidiary of Aberdeen Group plc. The Trust is governed by the Trust Agreement.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s Bullion. Prior to May 23, 2024, JPMorgan Chase Bank N.A. (“JPMorgan”) served as custodian of the Trust’s Bullion. The Trust’s Bullion may also be held by a sub-custodian selected by the Custodian to hold the Trust’s Bullion on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2024, all of the Trust’s gold, palladium and platinum was held at ICBC. At December 31, 2025, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

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

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2025	December 31, 2024
Level 1
Investment in Bullion	$2,563,261	$1,040,489

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

There were no transfers between levels during the years ended December 31, 2025 and 2024.

2.3.	Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within one business day of the trade date. At December 31, 2025, the Trust had $15,464,000 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares. At December 31, 2024, the Trust had no Bullion receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2025 or December 31, 2024.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

2.6.	Investment in Bullion

Changes in ounces of Bullion and their respective values for the years ended December 31, 2025 and 2024 are set out below:

	Year Ended December 31, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	261,800.3	52,359.8	34,906.6	9,599,303.3	9,948,370.0
Creations	94,003.0	18,801.0	12,534.0	3,446,774.0	3,572,112.0
Redemptions	(13,725.8)	(2,745.2)	(1,830.1)	(503,280.5)	(521,581.6)
Transfers of Bullion to pay expenses	(1,727.6)	(345.6)	(230.5)	(63,299.7)	(65,603.4)
Closing balance	340,349.9	68,070.0	45,380.0	12,479,497.1	12,933,297.0

Investment in Bullion
Opening balance	$683,521	$47,595	$31,905	$277,468	$1,040,489
Creations	341,062	23,374	17,418	151,551	533,405
Redemptions	(49,084)	(3,238)	(2,465)	(22,846)	(77,633)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	22,896	(1,328)	528	10,504	32,600
Transfers of Bullion to pay expenses	(5,741)	(382)	(281)	(2,369)	(8,773)
Realized gain / (loss) on Bullion transferred to pay expenses	2,573	(197)	40	876	3,292
Change in unrealized gain on investment in Bullion	470,984	40,842	44,840	483,215	1,039,881
Closing balance	$1,466,211	$106,666	$91,985	$898,399	$2,563,261

	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	289,717.8	57,943.6	38,629.0	10,622,986.0	11,009,276.4
Creations	6,210.0	1,242.0	828.0	227,700.8	235,980.8
Redemptions	(32,493.4)	(6,498.7)	(4,332.4)	(1,191,423.7)	(1,234,748.2)
Transfers of Bullion to pay expenses	(1,634.1)	(327.1)	(218.0)	(59,959.8)	(62,139.0)
Closing balance	261,800.3	52,359.8	34,906.6	9,599,303.3	9,948,370.0

Investment in Bullion
Opening balance	$602,149	$65,824	$38,629	$252,721	$959,323
Creations	15,568	1,218	789	6,718	24,293
Redemptions	(72,381)	(6,104)	(4,036)	(30,933)	(113,454)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	19,329	(5,423)	(431)	5,008	18,483
Transfers of Bullion to pay expenses	(3,824)	(326)	(209)	(1,657)	(6,016)
Realized gain / (loss) on Bullion transferred to pay expenses	1,156	(255)	(16)	351	1,236
Change in unrealized gain / (loss) on investment in Bullion	121,524	(7,339)	(2,821)	45,260	156,624
Closing balance	$683,521	$47,595	$31,905	$277,468	$1,040,489

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements

2.7.	Expenses / Realized Gains / Losses

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

For the years ended December 31, 2025, 2024 and 2023, the Sponsor’s Fee was $9,539,023, $6,060,263 and $5,919,545, respectively.

At December 31, 2025 and at December 31, 2024, the fees payable to the Sponsor were $1,302,110 and $535,618, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2025 and 2024.

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

Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Trust’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Trust’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Trust’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Trust’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

abrdn ETFs Sponsor LLC

Date: March 2, 2026	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2026	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit No.	Description
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).