Form 10-Q
period 2026-03-31
abrdn Precious Metals Basket ETF Trust
filed 2026-05-08
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ________________ to ________________

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

As of May 7, 2026, abrdn Precious Metals Basket ETF Trust had 13,600,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

abrdn Precious Metals Basket ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

abrdn Precious Metals Basket ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026	December 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: March 31, 2026: $906,102; December 31, 2025: $743,430)	$1,714,238	$1,466,211
Palladium (cost: March 31, 2026: $121,773; December 31, 2025: $110,356)	107,727	106,666
Platinum (cost: March 31, 2026: $61,410; December 31, 2025: $51,184)	94,633	91,985
Silver (cost: March 31, 2026: $455,868; December 31, 2025: $348,015)	991,384	898,399
Total investment in Bullion	2,907,982	2,563,261
Bullion receivable	—	15,464
Total assets	2,907,982	2,578,725

LIABILITIES
Fees payable to Sponsor	1,490	1,302
Total liabilities	1,490	1,302

NET ASSETS(1)	$2,906,492	$2,577,423

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at March 31, 2026 were 13,600,000 and at December 31, 2025 were 12,500,000. Net asset values per Share at March 31, 2026 and December 31, 2025 were $213.71 and $206.19, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	371,985.2	$906,102	$1,714,238	58.97%
Palladium	74,397.0	121,773	107,727	3.71%
Platinum	49,598.0	61,410	94,633	3.26%
Silver	13,639,457.4	455,868	991,384	34.11%
Total investment in Bullion	14,135,437.6	$1,545,153	$2,907,982	100.05%
Less liabilities			(1,490)	(0.05)%
Net Assets			$2,906,492	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	340,349.9	$743,430	$1,466,211	56.89%
Palladium	68,070.0	110,356	106,666	4.14%
Platinum	45,380.0	51,184	91,985	3.57%
Silver	12,479,497.1	348,015	898,399	34.86%
Total investment in Bullion	12,933,297.0	$1,252,985	$2,563,261	99.46%
Other assets less liabilities			14,162	0.54%
Net Assets			$2,577,423	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$4,471	$1,761
Total expenses	4,471	1,761

Net investment loss	(4,471)	(1,761)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	2,258	474
Realized gain on Bullion distributed for the redemption of Shares	12,441	—
Change in unrealized gain on investment in Bullion	52,552	193,296
Total gain on investment in Bullion	67,251	193,770

Change in net assets from operations	$62,780	$192,009

Net increase / (decrease) in net assets per Share	$4.73	$19.64

Weighted average number of Shares	13,280,278	9,776,667

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2026	12,500,000	$2,577,423
Net investment loss		(4,471)
Realized gain on investment in Bullion		14,700
Change in unrealized gain on investment in Bullion		52,552
Creations	1,225,000	292,925
Redemptions	(125,000)	(26,637)
Closing balance at March 31, 2026	13,600,000	$2,906,492

	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	9,500,000	$1,039,953
Net investment loss		(1,761)
Realized gain on investment in Bullion		474
Change in unrealized gain on investment in Bullion		193,296
Creations	775,000	94,350
Closing balance at March 31, 2025	10,275,000	$1,326,312

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$206.19	$109.47
Income from investment operations:
Net investment loss	(0.34)	(0.18)
Total realized and unrealized gains or losses on investment in Bullion	7.86	19.79
Change in net assets from operations	7.52	19.61

Net asset value per Share at end of period	$213.71	$129.08

Weighted average number of Shares	13,280,278	9,776,667

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	3.65%	17.91%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s Bullion. The Trust’s Bullion may also be held by a sub-custodian selected by the Custodian to hold the Trust’s Bullion on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2026, all of the Trust’s gold, palladium and platinum was held at ICBC. At March 31, 2026, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

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

The London Metal Exchange (the “LME”) is responsible for the administration of the electronic platinum and palladium bullion price fixing system (“LMEbullion”) as well as providing electronic market clearing processes for platinum and palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion establishes and publishes fixed prices for troy ounces of platinum and palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LBMA Price AM”) and 2:00 p.m. London time (the “LBMA Price PM”). The “London Metal Price” for platinum and palladium held by the Trust is the LBMA Price PM. In January 2026, the LBMA announced that it intends to appoint ICE Benchmark Administration (“IBA”) to replace the LME as the third-party administrator of the LBMA Platinum and Palladium prices in mid-2026.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2026	December 31, 2025

Level 1
Investment in Bullion	$2,907,982	$2,563,261

There were no transfers between levels during the three months ended March 31, 2026 or the year ended December 31, 2025.

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within one business day of the trade date. At March 31, 2026, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2025, the Trust had $15,464,000 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2026 or December 31, 2025.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three months ended March 31, 2026 and 2025 are set out below:

	Three Months Ended March 31, 2026
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	340,349.9	68,070.0	45,380.0	12,479,497.1	12,933,297.0
Creations	35,573.8	7,114.7	4,743.2	1,304,371.7	1,351,803.4
Redemptions	(3,417.6)	(683.5)	(455.7)	(125,310.8)	(129,867.6)
Transfers of Bullion to pay expenses	(520.9)	(104.2)	(69.5)	(19,100.6)	(19,795.2)
Closing balance	371,985.2	74,397.0	49,598.0	13,639,457.4	14,135,437.6

Investment in Bullion
Opening balance	$1,466,211	$106,666	$91,985	$898,399	$2,563,261
Creations	172,190	12,705	10,873	112,621	308,389
Redemptions	(15,599)	(980)	(889)	(9,169)	(26,637)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	7,274	(139)	325	4,981	12,441
Transfers of Bullion to pay expenses	(2,365)	(169)	(146)	(1,602)	(4,282)
Realized gain / (loss) on Bullion transferred to pay expenses	1,171	—	64	1,023	2,258
Change in unrealized gain on investment in Bullion	85,356	(10,356)	(7,579)	(14,869)	52,552
Closing balance	$1,714,238	$107,727	$94,633	$991,384	$2,907,982

	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	261,800.3	52,359.8	34,906.6	9,599,303.3	9,948,370.0
Creations	21,325.7	4,265.1	2,843.4	781,940.8	810,375.0
Redemptions	—	—	—	—	—
Transfers of Bullion to pay expenses	(392.8)	(78.2)	(52.2)	(14,358.6)	(14,881.8)
Closing balance	282,733.2	56,546.7	37,697.8	10,366,885.5	10,743,863.2

Investment in Bullion
Opening balance	$683,521	$47,595	$31,905	$277,468	$1,040,489
Creations	62,088	4,090	2,780	25,392	94,350
Redemptions	—	—	—	—	—
Realized gain / (loss) on Bullion distributed for the redemption of Shares	—	—	—	—	—
Transfers of Bullion to pay expenses	(1,074)	(73)	(49)	(438)	(1,634)
Realized gain / (loss) on Bullion transferred to pay expenses	421	(64)	(5)	122	474
Change in unrealized gain on investment in Bullion	135,786	4,207	2,803	50,500	193,296
Closing balance	$880,742	$55,755	$37,434	$353,044	$1,326,975

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

For the three months ended March 31, 2026 and 2025, the Sponsor’s Fee was $4,471,348 and $1,761,323, respectively.

At March 31, 2026 and at December 31, 2025, the fees payable to the Sponsor were $1,490,017 and $1,302,110, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2026 and 2025.

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

2.8.    Segment Reporting

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

The Quarter Ended March 31, 2026

The Trust’s NAV increased from $2,577,422,977 at December 31, 2025 to $2,906,491,871 at March 31, 2026, a 12.77% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 3.80% from $225.94 at December 31, 2025 to $234.52 at March 31, 2026 and an increase in outstanding Shares, which rose from 12,500,000 Shares at December 31, 2025 to 13,600,000 Shares at March 31, 2026, as a result of 1,225,000 Shares (49 Baskets) being created and 125,000 Shares (5 Baskets) being redeemed.

The NAV per Share increased 3.65% from $206.19 at December 31, 2025 to $213.71 at March 31, 2026. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $4,471,348 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $288.48 at January 29, 2026 was the highest during the quarter, compared with a low of $203.61 at March 26, 2026.

The increase in net assets from operations for the quarter ended March 31, 2026 was $62,780,855 resulting from a realized gain of $2,258,446 on the transfer of Bullion to pay expenses, a realized gain of $12,441,479 on Bullion distributed for the redemption of Shares and an increase in unrealized gain on investment in Bullion of $52,552,278, offset by the Sponsor’s Fee of $4,471,348. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2026, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2026:

49 Baskets were created.

5 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Palladium	Platinum	Silver
January 2026	—	—	—	—	—	—
February 2026	—	—	—	—	—	—
March 2026	5	125,000	0.027	0.005	0.004	1.002
	5	125,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Precious Metals Basket ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 8, 2026	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.