Form 10-Q
period 2026-09-30
abrdn Precious Metals Basket ETF Trust
filed 2026-11-06
CIK 1483386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_____________to_____________

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

As of November 5, 2026, abrdn Precious Metals Basket ETF Trust had 13,850,000 abrdn Physical Precious Metals Basket Shares ETF outstanding.

abrdn Precious Metals Basket ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

abrdn Precious Metals Basket ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026	December 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Gold (cost: September 30, 2026: $946,178; December 31, 2025: $743,430)	$1,582,978	$1,466,211
Palladium (cost: September 30, 2026: $123,191; December 31, 2025: $110,356)	92,637	106,666
Platinum (cost: September 30, 2026: $63,365; December 31, 2025: $51,184)	86,628	91,985
Silver (cost: September 30, 2026: $477,818; December 31, 2025: $348,015)	844,030	898,399
Total investment in Bullion	2,606,273	2,563,261
Bullion receivable	—	15,464
Total assets	2,606,273	2,578,725

LIABILITIES
Fees payable to Sponsor	1,288	1,302
Total liabilities	1,288	1,302

NET ASSETS(1)	$2,604,985	$2,577,423

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2026 were 13,900,000 and at December 31, 2025 were 12,500,000. Net asset values per Share at September 30, 2026 and December 31, 2025 were $187.41 and $206.19, respectively.

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Schedules of Investments

At September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	379,038.4	$946,178	$1,582,978	60.76%
Palladium	75,807.7	123,191	92,637	3.56%
Platinum	50,538.5	63,365	86,628	3.33%
Silver	13,898,074.2	477,818	844,030	32.40%
Total investment in Bullion	14,403,458.8	$1,610,552	$2,606,273	100.05%
Less liabilities			(1,288)	(0.05)%
Net Assets			$2,604,985	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000’s of US$, except for oz and percentage data)
Gold	340,349.9	$743,430	$1,466,211	56.89%
Palladium	68,070.0	110,356	106,666	4.14%
Platinum	45,380.0	51,184	91,985	3.57%
Silver	12,479,497.1	348,015	898,399	34.86%
Total investment in Bullion	12,933,297.0	$1,252,985	$2,563,261	99.46%
Other assets less liabilities			14,162	0.54%
Net Assets			$2,577,423	100.00%

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$4,046	$2,415	$12,823	$6,211
Total expenses	4,046	2,415	12,823	6,211

Net investment loss	(4,046)	(2,415)	(12,823)	(6,211)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	1,614	855	6,113	2,009
Realized gain on Bullion distributed for the redemption of Shares	6,974	—	25,257	14,407
Change in unrealized gain / (loss) on investment in Bullion	79,650	283,601	(314,555)	551,977
Total gain/(loss) on investment in Bullion	88,238	284,456	(283,185)	568,393

Change in net assets from operations	$84,192	$282,041	$(296,008)	$562,182

Net increase / (decrease) in net assets per Share	$6.14	$26.40	$(21.88)	$54.79

Weighted average number of Shares	13,715,761	10,683,424	13,529,304	10,259,799

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	13,575,000	$2,458,557	10,425,000	$1,435,254
Net investment loss		(4,046)		(2,415)
Realized gain on investment in Bullion		8,588		855
Change in unrealized gain on investment in Bullion		79,650		283,601
Creations	425,000	80,574	850,000	129,893
Redemptions	(100,000)	(18,338)	—	—
Closing balance	13,900,000	$2,604,985	11,275,000	$1,847,188

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	12,500,000	$2,577,423	9,500,000	$1,039,953
Net investment loss		(12,823)		(6,211)
Realized gain on investment in Bullion		31,370		16,416
Change in unrealized (loss)/gain on investment in Bullion		(314,555)		551,977
Creations	1,700,000	382,894	2,100,000	286,980
Redemptions	(300,000)	(59,324)	(325,000)	(41,927)
Closing balance	13,900,000	$2,604,985	11,275,000	$1,847,188

See Notes to the Financial Statements

abrdn Precious Metals Basket ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$181.11	$137.67	$206.19	$109.47
Income from investment operations:
Net investment loss	(0.29)	(0.23)	(0.95)	(0.61)
Total realized and unrealized gains or losses on investment in Bullion	6.59	26.39	(17.83)	54.97
Change in net assets from operations	6.30	26.16	(18.78)	54.36

Net asset value per Share at end of period	$187.41	$163.83	$187.41	$163.83

Weighted average number of Shares	13,715,761	10,683,424	13,529,304	10,259,799

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	3.48%	19.00%	(9.11)%	49.66%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc ("ICBC" or the “Custodian”), providing for the custody of the Trust’s Bullion. The Trust’s Bullion may also be held by a sub-custodian selected by the Custodian to hold the Trust’s Bullion on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2026, all of the Trust’s gold, palladium and platinum was held at ICBC. At September 30, 2026, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

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

The LBMA Gold PM Price is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to settle trades in US Dollars, Euros or British Pounds for LBMA authorized participating gold bullion banks or market makers that establishes a reference gold price for that day’s trading. The “London Metal Price” for gold held by the Trust is the LBMA Gold PM Price.

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

The IBA is responsible for the administration of the LBMA Platinum and LBMA Palladium Price and the electronic auctions through which the benchmark prices are established. Effective July 1, 2026, the IBA assumed responsibility for administering the LBMA Price for platinum and palladium and the related daily auctions from the London Metal Exchange. The IBA-operated auction process establishes and publishes the benchmark prices for troy ounces of platinum and palladium twice each London trading day during auction sessions beginning at 9:45 a.m London time (the “LBMA Platinum Price AM” and the “LBMA Palladium Price AM” for platinum and palladium, respectively) and 2:00 p.m. London time (the “LBMA Platinum Price PM” and the “LBMA Palladium Price PM” for platinum and palladium, respectively).

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2026	December 31, 2025

Level 1
Investment in Bullion	$2,606,273	$2,563,261

There were no transfers between levels during the nine months ended September 30, 2026 or the year ended December 31, 2025.

2.3.    Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of Bullion is transferred within one business day of the trade date. At September 30, 2026, the Trust had no Bullion receivable or payable for the creation or redemption of Shares. At December 31, 2025, the Trust had $15,464,000 of Bullion receivable for the creation of Shares and no Bullion payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2026 or December 31, 2025.

abrdn Precious Metals Basket ETF Trust

Notes to the Financial Statements (Unaudited)

2.6.    Investment in Bullion

Changes in ounces of Bullion and their respective values for the three and nine months ended September 30, 2026 and 2025 are set out below:

	Three Months Ended September 30, 2026
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	370,737.9	74,147.6	49,431.7	13,593,723.5	14,088,040.7
Creations	11,593.1	2,318.6	1,545.7	425,078.6	440,536.0
Redemptions	(2,729.3)	(545.9)	(363.9)	(100,076.1)	(103,715.2)
Transfers of Bullion to pay expenses	(563.3)	(112.6)	(75.0)	(20,651.8)	(21,402.7)
Closing balance	379,038.4	75,807.7	50,538.5	13,898,074.2	14,403,458.8

Investment in Bullion
Opening balance	$1,492,609	$90,460	$77,460	$799,243	$2,459,772
Creations	48,840	3,013	2,631	26,090	80,574
Redemptions	(11,149)	(672)	(580)	(5,937)	(18,338)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	4,485	(221)	128	2,582	6,974
Transfers of Bullion to pay expenses	(2,395)	(150)	(128)	(1,300)	(3,973)
Realized gain / (loss) on Bullion transferred to pay expenses	1,010	(34)	35	603	1,614
Change in unrealized gain on investment in Bullion	49,578	241	7,082	22,749	79,650
Closing balance	$1,582,978	$92,637	$86,628	$844,030	$2,606,273

	Three Months Ended September 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	286,428.0	57,285.6	38,190.4	10,502,360.0	10,884,264.0
Creations	17,147.9	3,429.6	2,286.4	628,755.1	651,619.0
Redemptions	—	—	—	—	—
Transfers of Bullion to pay expenses	(436.9)	(87.4)	(58.3)	(16,019.2)	(16,601.8)
Closing balance	303,139.0	60,627.8	40,418.5	11,115,095.9	11,519,281.2

Investment in Bullion
Opening balance	$941,618	$64,962	$51,557	$377,822	$1,435,959
Creations	60,368	4,081	3,191	25,392	93,032
Redemptions	—	—	—	—	—
Realized gain on Bullion distributed for the redemption of Shares	—	—	—	—	—
Transfers of Bullion to pay expenses	(1,463)	(99)	(79)	(596)	(2,237)
Realized gain / (loss) on Bullion transferred to pay expenses	662	(45)	18	220	855
Change in unrealized gain on investment in Bullion	158,412	5,976	8,811	110,402	283,601
Closing balance	$1,159,597	$74,875	$63,498	$513,240	$1,811,210

10

	Nine Months Ended September 30, 2026
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	340,349.9	68,070.0	45,380.0	12,479,497.1	12,933,297.0
Creations	48,531.9	9,706.4	6,471.0	1,779,500.4	1,844,209.7
Redemptions	(8,194.9)	(1,639.0)	(1,092.7)	(300,478.0)	(311,404.6)
Transfers of Bullion to pay expenses	(1,648.5)	(329.7)	(219.8)	(60,445.3)	(62,643.3)
Closing balance	379,038.4	75,807.7	50,538.5	13,898,074.2	14,403,458.8

Investment in Bullion
Opening balance	$1,466,211	$106,666	$91,985	$898,399	$2,563,261
Creations	217,830	15,412	13,248	136,404	382,894
Redemptions	(35,291)	(2,159)	(1,927)	(19,947)	(59,324)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	15,312	(522)	574	9,893	25,257
Transfers of Bullion to pay expenses	1,410	175	128	914	2,627
Realized gain / (loss) on Bullion transferred to pay expenses	3,487	(71)	158	2,539	6,113
Change in unrealized loss on investment in Bullion	(85,981)	(26,864)	(17,538)	(184,172)	(314,555)
Closing balance	$1,582,978	$92,637	$86,628	$844,030	$2,606,273

	Nine Months Ended September 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of Bullion	Gold	Palladium	Platinum	Silver	Total
Opening balance	261,800.3	52,359.8	34,906.6	9,599,303.3	9,948,370.0
Creations	51,528.1	10,305.6	6,870.4	1,889,363.3	1,958,367.4
Redemptions	(8,934.0)	(1,786.8)	(1,191.2)	(327,579.1)	(339,491.1)
Transfers of Bullion to pay expenses	(1,255.4)	(250.8)	(167.3)	(45,991.6)	(47,665.1)
Closing balance	303,139.0	60,627.8	40,418.5	11,115,095.9	11,519,281.2

Investment in Bullion
Opening balance	$683,521	$47,595	$31,905	$277,468	$1,040,489
Creations	164,744	10,726	7,837	66,811	250,118
Redemptions	(28,504)	(1,705)	(1,169)	(10,549)	(41,927)
Realized gain / (loss) on Bullion distributed for the redemption of Shares	12,709	(1,308)	(52)	3,058	14,407
Transfers of Bullion to pay expenses	(3,889)	(253)	(183)	(1,538)	(5,863)
Realized gain / (loss) on Bullion transferred to pay expenses	1,681	(172)	11	489	2,009
Change in unrealized gain on investment in Bullion	329,335	19,992	25,149	177,501	551,977
Closing balance	$1,159,597	$74,875	$63,498	$513,240	$1,811,210

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

For the three months ended September 30, 2026 and 2025, the Sponsor’s Fee was $4,045,733 and $2,415,371, respectively. For the nine months ended September 30, 2026 and 2025, the Sponsor’s Fee was $12,823,013 and $6,210,566, respectively.

At September 30, 2026 and at December 31, 2025, the fees payable to the Sponsor were $1,287,605 and $1,302,110, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2026 and 2025.

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

At the Evaluation Time, the Trustee will value (1) the gold held by the Trust based on the LBMA Gold Price PM for an ounce of gold, or such day’s LBMA Gold Price AM if such day’s LBMA Gold Price PM is not available, (2) the silver held by the Trust based on the LBMA Silver Price for an ounce of silver, (3) the platinum held by the Trust based on the LBMA Platinum Price PM price for a troy ounce of platinum, or such day’s LBMA Platinum Price AM if such day’s LBMA Platinum Price PM is not available, and (4) the palladium held by the Trust based on the LBMA Palladium Price PM price for a troy ounce of palladium or such day’s LBMA Palladium Price AM if such day’s LBMA Palladium Price PM is not available. If the London Metal Price referenced above is not available or has not been announced by the Evaluation Time, for any Bullion metal, the next most recent London Metal Price announced for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation.

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

The Quarter Ended September 30, 2026

The Trust’s NAV increased from $2,458,556,688 at June 30, 2026 to $2,604,985,369 at September 30, 2026, a 5.96% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 3.64% from $199.04 at June 30, 2026 to $206.28 at September 30, 2026 and an increase in outstanding Shares, which rose from 13,575,000 Shares at June 30, 2026 to 13,900,000 Shares at September 30, 2026, as a result of 425,000 Shares (17 Baskets) being created and 100,000 Shares (4 Baskets) being redeemed.

The NAV per Share increased 3.48% from $181.11 at June 30, 2026 to $187.41 at September 30, 2026. The Trust’s NAV per Share rose slightly less than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $4,045,733 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $210.20 at August 24, 2026 was the highest during the quarter, compared with a low of $176.83 at July 18, 2026.

The decrease in net assets from operations for the quarter ended September 30, 2026 was $84,191,887 resulting from a realized gain of $1,613,912 on the transfer of Bullion to pay expenses, a realized gain of $6,973,710 on Bullion distributed for the redemption of Shares and an increase in unrealized loss on investment in Bullion of $79,649,998, offset by the Sponsor’s Fee of $4,045,733. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2026.

The Nine Months Ended September 30, 2026

The Trust’s NAV increased from $2,577,422,977 at December 31, 2025 to $2,604,985,369 at September 30, 2026, a 1.07% increase for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of gold, silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 8.70% from $225.94 at December 31, 2025 to $206.28 at September 30, 2026 and an increase in outstanding Shares, which rose from 12,500,000 Shares at December 31, 2025 to 13,900,000 Shares at September 30, 2026, as a result of 1,700,000 Shares (68 Baskets) being created and 300,000 Shares (12 Baskets) being redeemed.

The NAV per Share decreased 9.11% from $206.19 at December 31, 2025 to $187.41 at September 30, 2026. The Trust’s NAV per Share fell slightly more than Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $12,823,013 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $288.48 at January 29, 2026 was the highest during the period, compared with a low of $176.83 at July 18, 2026.

The decrease in net assets from operations for the period ended September 30, 2026 was $296,007,748 resulting from a realized gain of $6,112,828 on the transfer of Bullion to pay expenses, and a realized gain of $25,257,146 on Bullion distributed for the redemption of Shares, offset by a decrease in unrealized loss on investment in Bullion of $314,554,709 and the Sponsor’s Fee of $12,823,013. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion, only in the specified proportion of gold, silver, platinum and palladium held by the Trust, as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2026, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal controls over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2026:

17 Baskets were created.

4 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of Bullion per Share
Period	Redeemed	Redeemed	Gold	Palladium	Platinum	Silver
July 2026	4	100,000	0.027	0.005	0.004	1.002
August 2026	—	—	—	—	—	—
September 2026	—	—	—	—	—	—
	4	100,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Precious Metals Basket ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 6, 2026	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.